Form 10-Q
period 2022-09-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2022-11-14
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,364,362 shares of common stock, par value $.001 per share (as of the close of business on November 7, 2022).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3

	Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2022 and 2021 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the Nine-Month Periods Ended September 30, 2022 and 2021 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2022 and 2021 (unaudited)	8

	Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Forward-Looking Statements	26

	The Company	26

	Technology and Product Candidates	27

	Outlook	31

	Results of Operations	32

	Liquidity and Capital Resources	33

	Off-Balance Sheet Arrangements

	Recent Accounting Standards	36

	Critical Accounting Policies	36

	Critical Accounting Estimates	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

	Disclosure Controls and Procedures	37

	Changes in Control Over Financial Reporting	38

PART II – Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,600,791	$4,230,865
Receivables	155,189	92,992
Inventory, net	193,806	151,155
Prepaid expenses and other	150,125	908,273
Total current assets	5,099,911	5,383,285
Property and equipment	835,845	866,306
Less accumulated depreciation and amortization	686,828	745,816
Property and equipment, net	149,017	120,490
Right-of-use lease assets	448,940	448,940
Less accumulated amortization	412,458	320,725
Right-of-use lease assets, net	36,482	128,215
License agreements, patents and trademarks	1,143,814	953,424
Less accumulated amortization	202,566	167,773
License agreements, patents and trademarks, net	941,248	785,651
Other assets	31,774	227,192
Total assets	$6,258,432	$6,644,833

(continued)

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	September 30, 2022	December 31, 2021
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,738,519	$1,421,317
Accrued liabilities and other	5,866,992	3,149,340
Note payable, current	—	453,427
Lease liabilities, current	27,346	275,718
Deferred revenue, current	800,000	—
Total current liabilities	8,432,857	5,299,802
Lease liabilities, net of current portion	1,690	20,288
Deferred revenue	700,000	700,000
Note payable to related party, net of discount of $708,999	1,791,001	—
Total liabilities	10,925,548	6,020,090
Commitments and contingencies (See Note 10)
Stockholders’ (deficit) equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Series D preferred stock; $.001 par value, 150,000 shares authorized; 0 and 22,077 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	22
Series E preferred stock; $.001 par value, 50,000 shares authorized; 0 and 50,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	50
Series G preferred stock; $.001 par value, 3,260 shares authorized; 3,260 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	—
Series H preferred stock; $.001 par value, 75,000 shares authorized; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Series I preferred stock; $.001 par value, 35,000 shares authorized; 9,667 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10	—
Common stock; $.001 par value, 300,000,000 shares authorized; 32,150,918 and 30,279,922 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	223,148	221,277
Additional paid-in capital	379,337,227	370,459,705
Accumulated deficit	(384,520,021)	(370,787,610)
Total stockholders' deficit	(4,959,633)	(106,556)
Noncontrolling interest	292,517	731,299
Total Navidea stockholders’ (deficit) equity	(4,667,116)	624,743
Total liabilities and stockholders’ (deficit) equity	$6,258,432	$6,644,833

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Sales revenue	$7,516	$—	$14,035	$—
License revenue	—	9,116	—	44,665
Grant and other revenue	—	87,266	51,007	436,500
Total revenue	7,516	96,382	65,042	481,165
Cost of sales	1,432	—	1,905	—
Reserve for expiring inventory	133,006	—	133,006	—
Gross (loss) profit	(126,922)	96,382	(69,869)	481,165
Operating expenses:
Research and development	1,186,419	1,048,786	4,079,661	3,769,596
Selling, general and administrative	3,637,450	1,469,375	6,703,145	5,132,730
Total operating expenses	4,823,869	2,518,161	10,782,806	8,902,326
Loss from operations	(4,950,791)	(2,421,779)	(10,852,675)	(8,421,161)
Other (expense) income:
Interest expense, net	(765,456)	(2,814)	(852,702)	(4,423)
Gain on extinguishment of debt	—	—	—	366,000
Other, net	8,422	2,800	10,849	(3,141)
Total other (expense) income, net	(757,034)	(14)	(841,853)	358,436
Net loss before income taxes	(5,707,825)	(2,421,793)	(11,694,528)	(8,062,725)
Provision for income taxes	—	(16,043)	—	(16,043)
Net loss	(5,707,825)	(2,437,836)	(11,694,528)	(8,078,768)
Net loss attributable to noncontrolling interest	—	1	4	4
Net loss attributable to Navidea and subsidiaries	(5,707,825)	(2,437,835)	(11,694,524)	(8,078,764)
Deemed dividend on preferred stock exchanged for Units	(2,037,886)	—	(2,037,886)	—
Net loss attributable to common stockholders	$(7,745,711)	$(2,437,835)	$(13,732,410)	$(8,078,764)

Loss attributable to common stockholders per common share (basic and diluted)	$(0.25)	$(0.08)	$(0.45)	$(0.28)
Weighted average shares outstanding	30,732,001	30,122,549	30,404,789	29,067,784

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

For the Nine Months Ended September 30, 2022

	Preferred Stock		Common Stock Issued		Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2022	72,077	$72	30,279,922	$221,277	$370,459,705	$(370,787,610)	$731,299	$624,743
Issued stock in lieu of cash bonuses	-	-	16,632	17	16,948	-	-	16,965
Issued stock to 401(k) plan	-	-	53,238	53	44,667	-	-	44,720
Issued stock for payment of director fees	-	-	7,500	7	6,518	-	-	6,525
MT Preferred Stock reacquired due to Platinum settlement	-	-	-	-	438,778	-	(438,778)	-
Stock compensation expense	-	-	-	-	184,850	-	-	184,850
Net loss	-	-	-	-	-	(2,987,242)	(3)	(2,987,245)
Balance, March 31, 2022	72,077	72	30,357,292	221,354	371,151,466	(373,774,852)	292,518	(2,109,442)
Series E Preferred Stock exchanged for Series F and Series G Preferred Stock	(45,000)	(45)	-	-	821,295	-	-	821,250
Issued stock for payment of director fees	-	-	7,500	7	6,443	-	-	6,450
Stock compensation expense	-	-	-	-	40,554	-	-	40,554
Net loss	-	-	-	-	-	(2,999,458)	(1)	(2,999,459)
Balance, June 30, 2022	27,077	27	30,364,792	221,361	372,019,758	(376,774,310)	292,517	(4,240,647)
Issued Series I Preferred Stock, net of costs	10,423	10	-	-	5,209,725	-	-	5,209,735
Series D and Series F Preferred Stock exchanged for Units in Rights Offering	(23,817)	(23)	-	-	20	-	-	(3)
Deemed dividend on Series D and Series F Preferred Stock exchanged for Units in Rights Offering	-	-	-		2,037,886	(2,037,886)	-	-
Series I Preferred Stock converted into common stock	(756)	(1)	1,679,976	1,680	(1,679)	-	-	-
Issued stock for payment of director fees	-	-	7,500	8	2,942	-	-	2,950
Issued stock in lieu of cash bonus	-	-	28,150	28	7,854	-	-	7,882
Issued stock under long term incentive plan	-	-	70,500	71	19,669	-	-	19,740
Stock compensation expense	-	-	-	-	41,052	-	-	41,052
Net loss	-	-	-	-	-	(5,707,825)	-	(5,707,825)
Balance, September 30, 2022	12,927	$13	32,150,918	$223,148	$379,337,227	$(384,520,021)	$292,517	$(4,667,116)

For the Nine Months Ended September 30, 2021

	Preferred Stock		Preferred Stock Subscribed		Preferred Stock Subscriptions	Common Stock Issued		Common Stock Subscribed		Common Stock Subscriptions	Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance, January 1, 2021	—	$—	132,250	$132	$(10,300,000)	27,149,691	$218,146	995,000	$995	$(4,975,000)	$375,428,014	$(359,056,683)	$731,303	$2,046,907
Issued restricted stock	—	—	—	—	—	12,500	13	—	—	—	—	—	—	13
Issued stock to 401(k) Plan	—	—	—	—	—	30,018	30	—	—	—	76,816	—	—	76,846
Issued Series D Preferred Stock	31,750	32	(31,750)	(31)	250,000	—	—	—	—	—	—	—	—	250,001
Issued stock upon conversion of Series D Preferred Stock	(31,750)	(32)	—	—	—	1,513,978	1,514	—	—	—	(1,482)	—	—	—
Series D Preferred Stock subscribed	—	—	—	—	500,000	—	—	—	—	—	—	—	—	500,000
Issued Series E Preferred Stock, net of issuance costs	50,000	50	—	—	—	—	—	—	—	—	4,980,659	—	—	4,980,709
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	121,298	—	—	121,298
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,966,890)	(2)	(2,966,892)
Balance, March 31, 2021	50,000	50	100,500	101	(9,550,000)	28,706,187	219,703	995,000	995	(4,975,000)	380,605,305	(362,023,573)	731,301	5,008,882
Issued Series D Preferred Stock	23,000	23	(23,000)	(23)	1,800,000	—	—	—	—	—	—	—	—	1,800,000
Issued stock upon conversion of Series D Preferred Stock	(23,000)	(23)	—	—	—	1,437,531	1,437	—	—	—	(1,414)	—	—	—
Series D Preferred Stock subscribed (See Note 11)	—	—	(55,423)	(56)	7,750,000	—	—	—	—	—	(5,542,245)	—	—	2,207,699
Incurred costs related to Series E Preferred Stock	—	—	—	—	—	—	—	—	—	—	(50,671)	—	—	(50,671)
Issued stock upon stock option exercise	—	—	—	—	—	2,000	2	—	—	—	2,118	—	—	2,120
Reversal of common stock subscribed	—	—	—	—	—	—	—	(995,000)	(995)	4,975,000	(4,974,005)	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	142,180	—	—	142,180
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,764,039)	(1)	(2,674,040)
Balance, June 30, 2021	50,000	50	22,077	22	—	30,145,718	221,142	—	—	—	370,181,268	(364,697,612)	731,300	6,436,170
Issued Series D Preferred Stock	22,077	22	(22,077)	(22)	—	—	—	—	—	—	—	—	—	—
Issued restricted stock	—	—	—	—	—	2.500	3	—	—	—	—	—	—	3
Issued stock in lieu of cash in payment of director fees	—	—	—	—	—	15.027	15	—	—	—	27,485	—	—	27,500
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	108,157	—	—	108,157
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,437,835)	(1)	(2,437,836)
Balance, September 30, 2021	72,077	$72	—	$—	$—	30,163,245	$221,160	—	$—	$—	$370,316,910	$(367,135,447)	$731,299	$4,133,994

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,694,528)	$(8,078,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,352	55,672
Loss on disposal and abandonment of assets	64,833	19,962
Reserve for expiring inventory	133,006	—
Amortization of debt discount and issuance costs	126,878	—
Non-cash lease expense	91,733	91,456
Stock compensation expense	266,456	371,637
Gain on extinguishment of debt	—	(366,000)
Value of stock issued to 401(k) plan for employer matching contributions	44,720	76,846
Value of stock issued in payment of employee bonuses	24,847	—
Value of stock issued under long term incentive plan	19,740	—
Value of stock issued in payment of director fees	15,925	27,500
Changes in operating assets and liabilities:
Receivables	(62,197)	(46,005)
Inventory	(175,657)	(9,137)
Prepaid expenses and other assets	953,566	507,225
Accounts payable	317,202	44,512
Accrued and other liabilities	2,727,010	35,161
Lease liabilities	(266,970)	(210,434)
Deferred revenue	790,644	(9,356)
Net cash used in operating activities	(6,553,440)	(7,489,729)
Cash flows from investing activities:
Payments for purchases of equipment	(63,086)	(20,749)
Patent and trademark costs	(255,224)	(219,236)
Net cash used in investing activities	(318,310)	(239,985)
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants, including collection of stock subscriptions	6,173,000	12,682,700
Payment of preferred stock issuance costs	(963,270)	(69,962)
Proceeds from issuance of common stock	—	2,135
Proceeds from note payable	2,500,000	—
Payment of debt issuance costs	(14,627)	—
Principal payments on notes payable	(453,427)	(379,443)
Net cash provided by financing activities	7,241,676	12,235,430
Net increase in cash and cash equivalents	369,926	4,505,716
Cash and cash equivalents, beginning of period	4,230,865	2,670,495
Cash and cash equivalents, end of period	$4,600,791	$7,176,211

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of September 30, 2022 and for the three-month and nine-month periods ended September 30, 2022 and 2021 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The balances as of September 30, 2022 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2021, which were included as part of our Annual Report on Form 10-K filed with the SEC on March 28, 2022 (“2021 Form 10-K”).

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

e.

Intangible Assets: Intangible assets consist primarily of license agreements and patent and trademark costs. Intangible assets are stated at cost, less accumulated amortization. License agreements and patent costs are amortized using the straight-line method over the estimated useful lives of the license agreements and patents of approximately 5 to 15 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis. During the nine-month periods ended September 30, 2022 and 2021, we capitalized patent and trademark costs of $255,224 and $219,236, respectively. During the nine-month periods ended September 30, 2022 and 2021, we abandoned patent applications and trademarks with previously-capitalized costs of $64,833 and $19,874, respectively.

f.	Leases: All of our leases are operating leases and are included in right-of-use lease assets, current lease liabilities and noncurrent lease liabilities on our condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. The discount rates used for each lease were based principally on the former Platinum debt. We used a “build-up” method where the approach was to estimate the risk/credit spread priced into the debt rate and then adjust that for the remaining term of each lease. Additionally, some market research was completed on the Company’s peer group. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in selling, general and administrative expenses on our condensed consolidated statements of operations. See Note 9.

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

In November 2021, the FASB issued ASU No. 2021-10, Disclosures by Business Entities about Government Assistance. ASU 2021-10 was issued to increase the transparency of government assistance. ASU 2021-10 requires that entities make certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The required disclosures include: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions; (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) significant terms and conditions of the transactions, including commitments and contingencies. The amendments in ASU 2021-10 are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. An entity should apply the amendments in ASU 2021-10 either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The adoption of ASU 2021-10 did not have an impact on our condensed consolidated financial statements, however we do expect to make the additional annual disclosures required by the update.

2.	Liquidity

As disclosed in the notes to the consolidated financial statements included in the Company’s 2021 Form 10-K, the Company was engaged in litigation with Platinum-Montaur Life Sciences LLC (“Platinum-Montaur”), an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P., Platinum Partners Capital Opportunity Fund, Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”). The Platinum lawsuit was settled and dismissed in January 2022. In addition, the Company is engaged in ongoing litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg.

The Company is also engaged in ongoing litigation with Capital Royalty Partners II L.P. (“CRG”). On August 30, 2022, the District Court of Harris County, Texas (the “Texas Court”) made an oral ruling from the bench at the conclusion of the trial, awarding CRG approximately $2.6 million in attorney’s fees on their breach of contract claims against Navidea and MT. A formal written final judgment was entered by the Texas Court on August 31, 2022, however, the written judgment did not identify the basis and reasoning in support of the decision. On September 9, 2022, Navidea filed a request for findings of fact and conclusions of law, asking that the Texas Court state in writing the facts found by the Court and the Court’s conclusions of law. On October 11, 2022, the Texas Court filed their findings of fact and conclusions of law, which includes conclusions of law that the amounts due are subject to an interest rate of 18% per annum. The Company has objected to many of the findings of fact and conclusions of law and to any attempt to amend the final judgment as being untimely. The Company is currently assessing the Texas Court’s judgment and determining what course of action to pursue, if any, in response to the ruling. As of September 30, 2022, the Company has accrued approximately $3.3 million of attorney’s fees and interest pursuant to the Texas Court’s ruling. See Note 10.

On April 10, 2022, the Company entered into a Stock Exchange and Loan Agreement (the “Purchase Agreement”) with John K. Scott, Jr., the current Vice Chairman of our Board of Directors, pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date. Mr. Scott funded an additional $1.0 million on July 1, 2022. The outstanding balance of the loan, which is evidenced by a Secured Term Note (the “Bridge Note”), bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal, accrued and unpaid interest under the Bridge Note is due and payable on the second anniversary of the Purchase Agreement. The Company’s obligations under the Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to a Security Agreement. See Note 8.

On August 30, 2022, the Company closed on an offering to its stockholders and certain warrant holders as of August 3, 2022 of the right to purchase up to 35,000 units (“Units”) at a subscription price of $1,000 per Unit (the “Rights Offering”). The Rights Offering resulted in the sale of 10,423 Units for aggregate gross proceeds of $6,173,000 to the Company. Of the total 10,423 Units sold, 4,250 Units were sold in exchange for and the surrender of outstanding shares of our Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) and Series F Redeemable Convertible Preferred Stock (“Series F Preferred Stock”). Each Unit consisted of one share of Series I Convertible Preferred Stock (“Series I Preferred Stock”) which is convertible into 2,222 shares of Common Stock and one warrant to purchase an additional 2,222 shares of our Common Stock at $0.45 per share (“Warrant”). If exercised, additional gross proceeds of up to $11.6 million may be received through the exercise of Warrants issued in the Rights Offering. The Warrants are exercisable immediately, expire five years from the date of issuance and have an exercise price of $0.50 per share. Net proceeds after deducting fees and expenses of $963,270 related to the Rights Offering will be used to fund our pivotal Phase 3 clinical trial for rheumatoid arthritis (“RA”), obtaining regulatory approvals, working capital, and for general corporate purposes.

The Company has previously entered into an API Development Funding and Access Agreement (“API Development Agreement”) with a strategic partner for assistance with the development and supply of the active pharmaceutical ingredient (“API”) used to manufacture Lymphoseek (technetium Tc 99m tilmanocept) that is sold by the Company in countries other than the United States, Canada and Mexico. Under the API Development Agreement, among other things, the strategic partner agreed to reimburse the Company for up to a total of $1.85 million of the Company’s out-of-pocket costs associated with such development, in two installments, subject to specified commercial and regulatory milestones. On August 11, 2022, the Company received the first installment in the amount of $800,000, which is subject to clawback if the Company does not satisfy certain commercial and regulatory milestones on or before March 31, 2023. The strategic partner is obligated, subject to certain conditions, to pay the remaining reimbursement amount upon the later of July 1, 2023 or satisfaction of specified commercial and regulatory milestones.

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

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also continues working to establish new sources of funding, including potential equity and/or debt financings, collaborations and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing of this Quarterly Report on Form 10-Q.

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

During the three-month periods ended September 30, 2022 and 2021, the Company recognized revenue from contracts with customers of $7,516 and $9,116, respectively. During the nine-month periods ended September 30, 2022 and 2021, the Company recognized revenue from contracts with customers of $14,035 and $44,665, respectively. During the three-month and nine-month periods ended September 30, 2022 and 2021, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the three-month and nine-month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales revenue:
Tc99m tilmanocept - Europe	$7,516	$—	$14,035	$—

License revenue:
Tc99m tilmanocept - Europe	$—	$9,116	$—	$44,665

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

Through September 30, 2022, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities during the three-month and nine-month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total deferred revenue related to contracts with customers, beginning of period	$700,000	$700,000	$700,000	$700,000
Deferred revenue related to milestones achieved	—	—	100,000	—
Deferred revenue related to milestones achieved, written off due to contract renegotiations	—	—	(100,000)	—
Total deferred revenue related to contracts with customers, end of period	$700,000	$700,000	$700,000	$700,000

The Company had sales revenue receivable of $7,516 and $0 outstanding as of September 30, 2022 and December 31, 2021, respectively. The Company had license revenue receivable of $0 and $1,021 outstanding as of September 30, 2022 and December 31, 2021, respectively.

In addition to revenue from contracts from customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives. The revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants. During the three-month periods ended September 30, 2022 and 2021, the Company recognized grant revenue of $0 and $12,266, respectively. During the nine-month periods ended September 30, 2022 and 2021, the Company recognized grant revenue of $51,007 and $86,500, respectively.

4.	Stock-Based Compensation

For the three-month periods ended September 30, 2022 and 2021, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was $41,052 and $108,157, respectively. For the nine-month periods ended September 30, 2022 and 2021, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was $266,456 and $371,635, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or nine-month periods ended September 30, 2022 and 2021.

A summary of the status of our stock options as of September 30, 2022, and changes during the nine-month period then ended, is presented below.

	Nine Months Ended September 30, 2022
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	919,790	$5.67	6.5	$—
Granted	12,500	0.83
Cancelled/Forfeited	(152,455)	2.38
Expired	(73,755)	22.96
Outstanding, September 30, 2022	706,080	$4.48	5.7	$—
Exercisable, September 30, 2022	532,749	$5.45	4.7	$—

The weighted average grant date fair value per stock option granted during the nine-month period ended September 30, 2022 was $0.65. Key assumptions used in the Black-Scholes option pricing model for stock options granted during the nine-month period ended September 30, 2022 were the Company’s stock price, an expected volatility rate of 93.94%, a risk-free rate of 2.34%, and an expected life of 6.25 years.

A summary of the status of our unvested restricted stock as of September 30, 2022, and changes during the nine-month period then ended, is presented below.

	Nine Months Ended September 30, 2022
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2022	95,000	$1.40
Vested	(5,000)	1.96
Unvested, September 30, 2022	90,000	$1.37

As of September 30, 2022, there was $106,476 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.5 years.

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

Diluted loss per common share for the nine-month periods ended September 30, 2022 and 2021 excludes the effects of 24,288,310 and 1,685,104 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 90,000 and 38,333 shares of unvested restricted stock for the nine-month periods ended September 30, 2022 and 2021, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

6.	Inventory, Net

The components of inventory, net as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Materials	$193,806	$50,000
Finished goods	133,006	101,155
Reserve for obsolete finished goods	(133,006)	—
Total inventory, net	$193,806	$151,155

During the nine-month period ended September 30, 2022, we reserved $133,006 of finished goods inventory based on our expectation that this inventory will expire before it can be sold or used in clinical trials. This transaction was recorded in reserve for expiring inventory in the condensed consolidated statements of operations. No such inventory reserves were recorded during the nine-month period ended September 30, 2021.

During the three-month periods ended September 30, 2022 and 2021, we allocated $45,696 and $0, respectively, of finished goods inventory for use in clinical trials. During the nine-month periods ended September 30, 2022 and 2021, we allocated $45,696 and $10,404, respectively, of finished goods inventory for use in clinical trials. These transactions were recorded in research and development expense in the condensed consolidated statements of operations.

7.	Accounts Payable, Accrued Liabilities and Other

Accounts payable as of September 30, 2022 and December 31, 2021 includes an aggregate of $226,682 and $57,099, respectively, due to related parties for director fees. Accrued liabilities and other as of September 30, 2022 and December 31, 2021 includes an aggregate of $797,672 and $1,194,719, respectively, due to related parties for accrued separation costs, bonuses, benefits and director fees.

The Company pays director fees in both cash and stock. As a result, the cash portion of director fees due are included in accounts payable and the stock portion are included in accrued liabilities and other in the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021. Certain directors have elected to defer receipt of both cash and stock for director fees until the Company raises sufficient additional capital.

Under our license agreements with the University of California, San Diego (“UCSD”), we have exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept, other than Tc99m tilmanocept used in lymphatic mapping in the United States, Canada and Mexico which rights are licensed to Cardinal Health. The UCSD license agreements include obligations for payments related to license fees, milestones, and royalties. As of September 30, 2022, the Company has accrued approximately $1.4 million related to the UCSD license agreements for which we have not yet been invoiced. Of this amount, approximately $104,000 is included in accounts payable and $1.3 million is included in accrued expenses and other in the condensed consolidated balance sheets.

8.	Notes Payable

Bridge Note from John K. Scott, Jr.

On April 10, 2022, the Company entered into a Purchase Agreement with John K. Scott, Jr., the current Vice Chairman of our Board of Directors, pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date. Mr. Scott funded an additional $1.0 million on July 1, 2022. The outstanding balance of the loan, which is evidenced by a Bridge Note, bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal and accrued and unpaid interest under the Bridge Note is due and payable on the second anniversary of the Purchase Agreement. The Company’s obligations under the Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to a Security Agreement. See Note 11.

As consideration and partial inducement for Mr. Scott to enter into the Bridge Note, the Company exchanged all 50,000 shares of Mr. Scott’s Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) for 1,740 shares of Series F Preferred Stock and 3,260 shares of Series G Redeemable Preferred Stock (“Series G Preferred Stock”). In accordance with current accounting guidance, the Company recorded a debt discount of $835,876 including $821,250 related to the difference in the value of Mr. Scott’s Series E Preferred Stock and the Series F and Series G Preferred Stock and $14,626 of debt issuance costs. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Bridge Note. The balance of the debt discount was $708,999 as of September 30, 2022.

Interest expense related to the Bridge Note totaled $100,696 and $183,878 during the three-month and nine-month periods ended September 30, 2022, respectively. The principal balance of the Bridge Note was $2.5 million as of September 30, 2022.

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

Interest expense related to the IPFS notes payable totaled $0 during the three-month periods ended September 30, 2022 and 2021. Interest expense related to the IPFS notes payable totaled $4,126 and $3,883 during the nine-month periods ended September 30, 2022 and 2021, respectively. The balance of the IPFS note was $0 as of September 30, 2022.

Summary

During the three-month periods ended September 30, 2022 and 2021, we recorded interest expense of $100,696 and $0, respectively, related to our notes payable. During the nine-month periods ended September 30, 2022 and 2021, we recorded interest expense of $188,004 and $3,883, respectively, related to our notes payable.

9.	Leases

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices, at a monthly base rent of $3,012. The current least term expires in June 2023.

In addition, we leased approximately 25,000 square feet of office space at 5600 Blazer Parkway, Dublin, Ohio, formerly our principal offices, at a monthly base rent of $28,149 in 2022. The lease term expired in October 2022 with an option to extend for an additional five years. The Company did not renew this lease. In June 2017, the Company executed a sublease arrangement for the Blazer Parkway space, providing for monthly sublease payments to Navidea of $39,124 through October 2022.

We currently lease office equipment at a monthly payment of $136, expiring in October 2024. We also leased a vehicle at a monthly payment of $287, which expired in September 2021.

Total operating lease expense was $(29,681) and $41,653 for the three-month periods ended September 30, 2022 and 2021, respectively. Total operating lease expense was $43,493 and $131,399 for the nine-month periods ended September 30, 2022 and 2021, respectively. Total operating lease expense for the three-month and nine-month periods ended September 30, 2022 reflected receipt of one more payment from our sublessee than was originally anticipated at sublease inception. The additional receipt was recorded as a reduction of lease expense. Operating lease expense was recorded in selling, general and administrative expenses on our condensed consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2022.

Maturity of Lease Liabilities	Operating Lease Payments
2022 (remaining)	$9,443
2023	19,699
2024	1,355
Total undiscounted operating lease payments	30,497
Less imputed interest	1,461
Present value of operating lease liabilities	$29,036

Balance Sheet Classification
Current lease liabilities	$27,346
Noncurrent lease liabilities	1,690
Total operating lease liabilities	$29,036

Other Information
Weighted-average remaining lease term for operating leases (in years)	0.9
Weighted-average discount rate for operating leases	10.7%

Cash paid for amounts included in the present value of operating lease liabilities was $281,668 and $250,376 during the nine-month periods ended September 30, 2022 and 2021, respectively, and is included in operating cash flows.

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

CRG Litigation

As disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the “CRG Lenders”), in the Texas Court. In April 2018, the Plaintiffs asserted claims against Navidea and MT for alleged breaches of a Global Settlement Agreement (“GSA”) and Loan Agreement entered into by Navidea arising from Navidea’s challenge to the Plaintiffs’ drawing down on letters of credit in the full amount of $7,153,000. Navidea claimed such draw down resulted in an overpayment of approximately $4.2 million under the Loan Agreement. The Plaintiffs also sought declaratory judgment relief that essentially mirrored their claims for affirmative relief, i.e., that the Company breached the GSA and indemnification provision of the Loan Agreement, and that the Plaintiffs did not breach the GSA.

On November 21, 2021, the Texas Court entered an interlocutory judgment declaring that CRG did not breach the GSA, but that Navidea did breach the GSA and the indemnification provision of the CRG Loan Agreement. In the interlocutory order, the Texas Court sua sponte awarded as damages reasonable attorneys' fees in an amount, if any, to be determined at trial. CRG made a claim of approximately $2.8 million in attorneys' fees they contend they are entitled to in connection with the alleged breaches of the agreements. Navidea contends CRG have received payments in excess of the amounts owed under the CRG Loan Agreement and are not entitled to an award of attorney’s fees under the GSA or Loan Agreement. On August 30, 2022, the Texas Court made an oral ruling from the bench at the conclusion of the trial, awarding CRG approximately $2.6 million in attorney’s fees on their breach of contract claims against Navidea and MT. A formal written final judgment was entered by the Texas Court on August 31, 2022, however, the written judgment did not identify the basis and reasoning in support of the decision. On September 9, 2022 Navidea filed a request for findings of fact and conclusions of law, asking that the Texas Court state in writing the facts found by the Court and the Court’s conclusions of law. On October 11, 2022, the Texas Court filed their findings of fact and conclusions of law, which includes conclusions of law that the amounts due are subject to an interest rate of 18% per annum. The Company has objected to many of the findings of fact and conclusions of law and to any attempt to amend the final judgment as being untimely. The Company is currently assessing the Texas Court’s judgment and determining what course of action to pursue, if any, in response to the ruling. As of September 30, 2022, the Company has accrued approximately $3.3 million of attorney’s fees and interest pursuant to the Texas Court’s ruling.

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

On August 6, 2021, the Company moved for reconsideration of its obligations to advance fees in light of the Delaware Court’s decision dated June 23, 2021 (described below). On October 14, 2021, the Magistrate Judge recommended that Navidea’s motion for reconsideration be denied. On March 7, 2022, the District Court adopted the Report and Recommendation in part and permitted Dr. Goldberg to seek advancement for his fees incurred in defense of his claims since September 1, 2020. On April 8, 2022, Dr. Goldberg submitted a fee application seeking advancement of $143,172.55 for attorneys’ fees and disbursements for the time period September 1, 2020 through March 31, 2022. The Company has opposed the fee application on numerous grounds and the matter has been referred to the Magistrate Judge for resolution.

Fact discovery and expert discovery in the New York Action have been completed. The Company has moved to disqualify Dr. Goldberg’s damages expert and briefing in the District Court was submitted on April 1, 2022. On November 9, 2022, the District Court issued an opinion granting the Company’s motion in part and precluding Dr. Goldberg’s damages expert from testifying on all but two issues. The District Court has ordered a joint submission proposing next steps be submitted by November 18, 2022.

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

Rights Offering

On August 30, 2022, the Company closed on the Rights Offering to its stockholders and certain warrant holders as of August 3, 2022 of the right to purchase up to 35,000 Units at a subscription price of $1,000 per Unit. The Rights Offering resulted in the sale of 10,423 Units for aggregate gross proceeds of $6,173,000 to the Company. Each Unit consisted of one share of Series I Preferred Stock which is convertible into 2,222 shares of Common Stock and one Warrant to purchase an additional 2,222 shares of Common Stock at $0.45 per share. If exercised, additional gross proceeds of up to $11.6 million may be received through the exercise of Warrants issued in the Rights Offering.

Both the Series I Preferred Stock and the Warrants are standalone instruments and each is classified as stockholders’ equity. We measured the fair value of the Series I Preferred Stock based on the market price of the underlying Common Stock on the closing date of the Rights Offering. We measured the fair value of the Warrants using the Black-Scholes option pricing model as of the closing date of the Rights Offering. The assumptions used to calculate fair value of the Warrants included volatility of 89.25%, a risk-free rate of 3.27% and expected dividends of $0. We then allocated the total value of the Units sold in the Rights Offering based on the relative fair value of the Series I Preferred Stock and the Warrants. Of the $10,423,000 total value of Units sold in the Rights Offering, we allocated $6,278,815 to the Series I Preferred Stock and $4,144,185 to the Warrants.

Certain participants in the Rights Offering had the ability to pay the subscription price for their Units by cancelling or exchanging their shares of Series D Preferred Stock, Series F Preferred Stock and/or Series G Preferred Stock and the Company’s indebtedness evidenced by the Bridge Note, instead of paying by check or wire transfer of funds. The fair market value of the shares of each series of preferred stock and the Bridge Note to be cancelled or exchanged in the Rights Offering was determined by the Company’s Board of Directors with the assistance of an independent appraisal obtained by the Company. In order to help maximize Navidea’s ability to use its NOLs and other tax benefits in future years, Navidea’s Board of Directors exercised its discretion to limit the number of Units that John K. Scott, Jr. could purchase to 2,400 Units, which Mr. Scott elected to pay for by exchanging and surrendering all of his shares of Series F Preferred Stock. Of the total 10,423 Units sold in the Rights Offering, 4,250 Units were sold pursuant to the exchange and surrender of all outstanding shares of Navidea’s Series D Preferred Stock and Series F Preferred Stock. Neither the Series G Preferred Stock nor the Bridge Note was exchanged or cancelled pursuant to the Rights Offering.

In accordance with U.S. GAAP, we determined that the fair value of the Series D Preferred Stock and Series F Preferred Stock that was surrendered pursuant to the Rights Offering was approximately $2,212,114. The total fair value of the Units that were issued in exchange for the Series D Preferred Stock and Series F Preferred Stock was $4,250,000. Therefore, the incremental fair value received by the holders of the Series D Preferred Stock and Series F Preferred Stock was approximately $2,037,886. The incremental amount was recognized as a deemed dividend in the Company’s condensed consolidated statement of operations during the third quarter of 2022.

Net proceeds after deducting fees and expenses of $963,270 related to the Rights Offering will be used to fund our pivotal Phase 3 clinical trial for RA, obtaining regulatory approvals, working capital, and for general corporate purposes.

401(k) Employer Match

During the nine-month periods ended September 30, 2022 and 2021, we issued 53,238 and 30,018 shares of our Common Stock as matching contributions to our 401(k) Plan which were valued at $44,720 and $76,846, respectively.

Bonuses Paid in Stock

During the nine-month period ended September 30, 2022, we issued 44,782 shares of our Common Stock to certain of our employees as partial payment in lieu of cash for their 2021 bonuses, which were valued at $24,847.

Long Term Incentive Plan

On September 9, 2022, the Company’s Board of Directors approved and adopted the terms and conditions of a long-term incentive plan (“LTIP”) that seeks to motivate and reward employees. The LTIP provides for the issuance of share-based awards to employees of the Company pursuant to the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The target amount of the stock award under the LTIP for each employee was determined based on a variety of factors. Payout of the stock awards is based on the achievement of pre-established performance objectives and goals related to financing and U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) regulatory milestones for the Company’s Phase 3 clinical trial for rheumatoid arthritis (NAV3-33). The financing and EMA regulatory milestones will each comprise 5% of the total stock award payout for participants; the FDA regulatory milestones will comprise the remaining 90%. The payout amount is subject to downward adjustment based on the timing of the achievement of the particular milestone. In order to receive the payout, the participant generally will be required to continue to be employed through the date of the payout. Upon issuance of the stock award, the participant will be 100% vested in the stock award.

Although the Company did not fully satisfy the financing milestone, based on completion of the Rights Offering, the Board of Directors decided to pay out 5% of the target stock award to all participants under the LTIP. During the nine-month period ended September 30, 2022, we issued 70,500 shares of Common Stock to all participants under the LTIP, which were valued at $19,740. Any additional payouts under the LTIP will be subject to stockholders approving at the upcoming 2022 annual meeting an amendment to the 2014 Plan that increases the number of shares issuable under the 2014 Plan.

12.	Stock Warrants

On March 3, 2022, 550,000 Series NN warrants with an exercise price of $30.00 expired under the terms of the Series NN warrant agreements.

On August 30, 2022, Series PP Warrants to purchase 23,159,906 shares of our Common Stock were issued pursuant to the Rights Offering. The Warrants are exercisable immediately, expire five years from the date of issuance and have an exercise price of $0.50 per share.

As of September 30, 2022, there are warrants outstanding to purchase 23,582,230 shares of Navidea's Common Stock. The warrants are exercisable at prices ranging from $0.20 to $49.80 per share with a weighted average exercise price of $0.53 per share. The warrants have remaining outstanding terms ranging from 0.7 to 12.9 years.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance as of September 30, 2022 and December 31, 2021.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of September 30, 2022.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of September 30, 2022 or December 31, 2021 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of September 30, 2022, tax years 2018-2021 remained subject to examination by federal and state tax authorities.

As of September 30, 2022, we had approximately $164.1 million of federal and $20.1 million of state net operating loss carryforwards, as well as approximately $9.1 million of federal R&D credit carryforwards which expire from 2022 to 2037.

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended September 30, 2022	Diagnostics	Therapeutics	Corporate	Total
Sales revenue:
United States	$—	$—	$—	$—
International	7,516	—	—	7,516
Grant and other revenue	—	—	—	—
Total revenue	7,516	—	—	7,516
Cost of revenue, excluding depreciation and amortization	1,432	—	—	1,432
Reserve for expiring inventory	133,006	—	—	133,006
Research and development expenses	1,073,950	112,469	—	1,186,419
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	745	3,612,002	3,612,747
Depreciation and amortization (2)	8,532	—	16,171	24,703
Income (loss) from operations (3)	(1,209,404)	(113,214)	(3,628,173)	(4,950,791)
Other expense, net (4)	—	—	(757,034)	(757,034)
Net loss	(1,209,404)	(113,214)	(4,385,207)	(5,707,825)
Total assets, net of depreciation and amortization:
United States	$50,000	$—	$5,929,692	$5,979,692
International	271,939	—	6,801	278,740
Capital expenditures	14,429	—	—	14,429

Three Months Ended September 30, 2021	Diagnostics	Therapeutics	Corporate	Total
License revenue	$9,116	$—	$—	$9,116
Grant and other revenue	87,266	—	—	87,266
Total revenue	96,382	—	—	96,382
Research and development expenses	906,677	142,109	—	1,048,786
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	744	1,450,565	1,451,309
Depreciation and amortization (2)	6,040	—	12,026	18,066
Loss from operations (3)	(816,335)	(142,853)	(1,462,591)	(2,421,779)
Other expense, net (4)	—	—	(14)	(14)
Income tax expense	(5,763)	(824)	(9,457)	(16,043)
Net loss	(822,098)	(143,677)	(1,472,062)	(2,437,836)
Total assets, net of depreciation and amortization:
United States	$185,205	$—	$8,557,398	$8,742,603
International	216,353	—	590	216,943
Capital expenditures	—	—	18,042	18,042

Nine Months Ended September 30, 2022	Diagnostics	Therapeutics	Corporate	Total
Sales revenue:
United States	$—	$—	$—	$—
International	14,035	—	—	14,035
Grant and other revenue	51,007	—	—	51,007
Total revenue	65,042	—	—	65,042
Cost of revenue, excluding depreciation and amortization	1,905	—	—	1,905
Reserve for expiring inventory	133,006	—	—	133,006
Research and development expenses	3,700,528	379,133	—	4,079,661
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,746	6,630,047	6,633,793
Depreciation and amortization (2)	20,613	—	48,739	69,352
Loss from operations (3)	(3,791,010)	(382,879)	(6,678,786)	(10,852,675)
Other expense, net (4)	—	—	(841,853)	(841,853)
Net loss	(3,791,010)	(382,879)	(7,520,639)	(11,694,528)
Total assets, net of depreciation and amortization:
United States	$50,000	$—	$5,929,692	$5,979,692
International	271,939	—	6,801	278,740
Capital expenditures	54,650	—	8,436	63,086

Nine Months Ended September 30, 2021	Diagnostics	Therapeutics	Corporate	Total
License revenue	$44,665	$—	$—	$44,665
Grant and other revenue	436,500	—	—	436,500
Total revenue	481,165	—	—	481,165
Research and development expenses	3,359,190	410,406	—	3,769,596
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,623	5,073,435	5,077,058
Depreciation and amortization (2)	18,121	—	37,551	55,672
Loss from operations (3)	(2,896,146)	(414,029)	(5,110,986)	(8,421,161)
Other income, net (4)	—	—	358,436	358,436
Income tax expense	(5,763)	(824)	(9,457)	(16,043)
Net loss	(2,901,909)	(414,853)	(4,762,007)	(8,078,768)
Total assets, net of depreciation and amortization:
United States	$185,205	$—	$8,557,398	$8,742,603
International	216,353	—	590	216,943
Capital expenditures	—	—	20,749	20,749

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(2)

Depreciation and amortization are reflected in selling, general and administrative expenses ($24,703 and $18,066 for the three-month periods ended September 30, 2022 and 2021, and $69,352 and $55,672 for the nine-month periods ended September 30, 2022 and 2021, respectively).

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

15.	Supplemental Disclosure for Statements of Cash Flows

During the nine-month periods ended September 30, 2022 and 2021, we paid interest aggregating $81,126 and $6,960, respectively. During the nine-month period ended September 30, 2021, we collected $2,925,000 of stock subscriptions which were received prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020 and were included in stock subscriptions receivable in our consolidated balance sheet as of December 31, 2020. During the nine-month periods ended September 30, 2022 and 2021, we issued 53,238 and 30,018 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $44,720 and $76,846, respectively. During the nine-month period ended September 30, 2022, we issued 44,782 shares of our Common Stock to certain of our employees as partial payment in lieu of cash for their 2021 bonuses, which were valued at $24,847. Also, during the nine-month period ended September 30, 2022, we issued 70,500 shares of Common Stock to all participants under the LTIP, which were valued at $19,740.

16.	Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2022 and through the date these condensed consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC.

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

As a brief overview of recent developments in the Company’s diagnostics area (additional details in following sections), Navidea has completed the Phase 2b clinical trial (NAV3-31) evaluating imaging repeatability, reproducibility, and stability, as well as the capacity of Tc99m tilmanocept imaging to serve as an early predictor of treatment efficacy of anti-tumor necrosis factor alpha (“TNFα”) therapy in patients with moderate to severe Rheumatoid Arthritis (“RA”). In addition, the Company has completed enrollment into a Phase 2b clinical trial (NAV3-35) designed to accrue hand and wrist planar and single photon emission computed tomography/computed tomography (“SPECT/CT”) images from healthy subjects (with SPECT/CT imaging also done on a small group of RA patients) so that Navidea can complete a normative database in support of its RA imaging commercial product development. The Company’s currently enrolling pivotal Phase 3 trial for RA (NAV3-33) is the next step in the development plan for indications in RA. The additional Phase 2b trial (NAV3-32) correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies is actively recruiting. In addition, the investigator-initiated Phase 2 cardiovascular (“CV”) study was completed at Massachusetts General Hospital and a manuscript has been published by the investigators. Results of this study provided to date have paralleled data in our earlier published article, and these data are supportive of Navidea’s hypothesis that tilmanocept can provide marked signal to background in a host of CV disease applications.

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

Activated macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists. Impairment of the macrophage-driven disease mechanisms is an area of increasing and proven focus in medicine. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and up to 700 million worldwide, making macrophage-mediated diseases an area of remarkable clinical importance. There are many recognized disorders having macrophage involvement, including RA, atherosclerosis/vulnerable plaque/cardiovascular disease, nonalcoholic steatohepatitis (“NASH”), inflammatory bowel disease (“IBD”), systemic lupus erythematosus, cancer generally including Kaposi’s sarcoma (“KS”), leishmaniasis, and others that span general clinical areas in cancer immunology, autoimmunity, infectious diseases, cardiology, central nervous system diseases, and inflammation. For the near term, we have selected target diseases that may, if successfully developed, benefit from this technology.

The Company has developed processes for producing the first four therapeutic Manocept immuno-construct series, the Manocept doxorubicin (“MAN-DOX”) series, which is designed to specifically target and kill or modify activated CD206+ macrophages by delivering doxorubicin, a Manocept paclitaxel series (“MAN-PAC”), and a Manocept Bisphosphonate series (“MAN-BIS”). The MAN-PAC and MAD-BIS series are designed to modify CD206+ macrophages to make them more proinflammatory. The Company has also created a Manocept dexamethasone (“MAN-DEX”) series, which is designed to inhibit the inflammatory activity of activated CD206+ macrophages by delivering a potent anti-inflammatory agent, dexamethasone. We have expended significant efforts in recent years to improve chemical syntheses and to produce sufficient quantities of Manocept constructs representing all 4 series agents, along with the concomitant analytical standards, to provide material for current and planned preclinical animal studies and future clinical trials. Evaluation of representative examples of constructs from all four series have been successfully performed in human macrophage cell culture assays with MAN-DOX and MAN-PAC advancing to evaluations in various syngeneic mouse models of cancer.

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

In May 2019, we began enrolling patients into the first Phase 2b study, (NAV3-31), entitled “Evaluation of the Precision and Sensitivity of Tilmanocept Uptake Value (“TUV”) on Tc99m Tilmanocept Planar Imaging” (ClinicalTrials.gov NCT03938636). This study, since completed, provided confirmatory support necessary to initiate Navidea’s Phase 3 study program. In October 2019, the Company performed its first interim analysis of this trial, covering subjects enrolling into Arms 1 and 2. The results of this interim analysis were in line with the Company’s hypotheses that Tc99m tilmanocept can provide robust, stable imaging in healthy subjects as well as in patients with active RA, and provide the fundamental information needed to keep moving forward into the Phase 3. A summary of these results was presented at the 2020 EULAR meeting. In May 2020, the Company announced the results of its second interim analysis, covering Arm 3 of the trial. This Arm mirrored the Phase 3 in design and provided information relevant for sample size calculation for the Phase 3 as well as support for the hypothesis that Tc99m tilmanocept imaging can provide an early indicator of treatment efficacy of anti-TNFα therapeutics. These interim results were presented at the 2020 ACR meeting. In June 2020, the Company announced full enrollment into this trial, with imaging events completed in each patient enrolled in Arm 3.

In February 2021, the Company submitted its formal briefing book to the FDA, containing detailed analysis and discussion of the Company’s then-ongoing Phase 2b study (NAV3-31) and prior studies in RA as well as the design and statistical analysis plan for the proposed Phase 3 for FDA comment. Following the feedback received from the FDA at the end of March 2021, the Company continued to work toward completing the analysis of the full NAV3-31 trial dataset and submitted the resultant briefing book containing the results of this analysis in preparation for the standard End-of-Phase 2 Type B meeting, which took place on September 1, 2021. The Company had a constructive meeting with the FDA and, based on the discussion in this meeting and follow-up communication, made agreed-upon modifications to the trial design for the Phase 3 study (NAV3-33). The Company submitted the modified protocol back to the FDA and initiated the study in December 2021. Following additional feedback from the FDA, the Company made modifications to several of the objectives. Enrollment into the Phase 3 study is ongoing. The pivotal Phase 3 study program will determine Tc99m tilmanocept’s capability to serve as an early predictor of treatment response to anti-TNFα therapy in patients with RA. The current aim is for enrollment completion of the Phase 3 by end of 2023 with NDA submission targeted for 2024.

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

A nine-subject study to evaluate diagnostic imaging of emerging atherosclerosis plaque with the Tc99m tilmanocept product dosed SC was performed (ClinicalTrials.gov NCT02542371). The results of this study were presented at two major international meetings (Conference on Retroviruses and Opportunistic Infections and SNMMI, 2017) and published in early release in the Journal of Infectious Diseases in January 2017 (published in the circulated version, Journal of Infectious Diseases (2017) 215 (8): 1264-1269), confirming that the Tc99m tilmanocept product can both quantitatively and qualitatively target non-calcified plaque in the aortic arch of Acquired Immunodeficiency Syndrome (“AIDS”) patients (supported by NIH/NHLBI Grant 1 R43 HL127846-01). This study was later expanded to include up to 31 participants, achieved full enrollment, and a publication has resulted in the Journal of Infectious Diseases (2022) Jul 20; doi:10.1093/infdis/jiac301 (online ahead of print).

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

Manocept Platform – In-Vitro and Pre-Clinical Immunotherapeutics Data

The Company has been developing Manocept platform drug delivery constructs that carry various payloads. Chemical synthesis techniques have advanced considerably, resulting in more robust and reproducible synthesis protocols that provide products with chemical attributes indicative of enhanced in vivo activity. Particularly significant results included improved processes for adding mannose moieties to the amine-terminated linkers on the dextran backbone and significant advances in the design and functionality of the degradable linkers to which drug payloads are attached. These advances in chemical methods are the subject matter of several patent applications currently under review by the USPTO. Experiments utilizing human macrophage assays show that at treatment doses of MAN-DOX, MAN-PAC, and MAN-BIS below what is required to kill macrophages, all three construct series dramatically alter the immunological behavior of macrophages, making them more proinflammatory. Results indicate that MAN-BIS and MAN-PAC constructs are more active at altering macrophage behavior towards a proinflammatory status than MAN-DOX. In syngeneic mouse tumor experiments, the MAN-DOX and MAN-PAC constructs significantly synergized the activity of another anticancer therapy producing anti-tumor activity that was greater than either treatment alone. Consistent with the macrophage cell assay results, MAN-PAC was more active than MAN-DOX in synergizing the activity of the other anti-cancer therapy. Similar studies evaluating the MAD-BIS constructs in syngeneic mouse tumor models are pending. Results from the completed studies have been presented at the New York Academy of Sciences Frontiers in Cancer Immunotherapy 2021 (MAN-DOX, May 14, 2021), at the Tumor Myeloid-Directed Therapies Summit (MAN-BIS, June 2022), and at the Society for Immunotherapy of Cancer (SITC) (MAN-PAC, Nov. 10, 2022). Work involving a second generation Manocept dexamethasone-carrying construct (MAN-DEX) has progressed to evaluations in human macrophage culture assays, showing that the MAN-DEX suppressed the proinflammatory behavior of human macrophages as expected.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform and Tc99m tilmanocept. We incurred approximately $2.9 million and $3.8 million in total on research and development activities during the nine-month periods ended September 30, 2022 and 2021, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Nine Months Ended September 30,
Development Program (a)	2022	2021
Manocept Platform – Diagnostics (b)	$2,219,278	$2,073,076
Manocept Platform – Therapeutics	379,133	409,781
Tc99m Tilmanocept (b)(c)	(131,280)	44,087

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $51,007 and $86,500 during the nine-month periods ended September 30, 2022 and 2021, respectively.
(b)	Certain 2021 amounts have been reclassified from Tc99m Tilmanocept to Manocept Platform – Diagnostics, and from non-project R&D expenses to Tc99m Tilmanocept, to conform to the 2022 presentation.
(c)

Changes in regulatory strategy resulted in the reversal of certain previously recorded expenses related to the Tc99m Tilmanocept development program during the nine-month period ended September 30, 2022.

We expect to continue the advancement of our efforts with our Manocept platform during the remainder of 2022 and into 2023. We currently expect our total R&D expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be higher in 2022 than in 2021. However, the ongoing global COVID-19 pandemic has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. For example, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the UK due to national COVID-19-related shutdowns. In addition, the regulatory approval process in India was delayed by the impact of COVID-19 in that country. The COVID-19 pandemic may delay enrollment in our future clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may be unwilling to enroll in our future trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

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

Three Months Ended September 30, 2022 and 2021

Sales Revenue. During the third quarter of 2022, we recognized revenue of $8,000 from sales of Lymphoseek in Europe. No sales revenue was recorded during the third quarter of 2021.

License Revenue. No license revenue was recorded during the third quarter of 2022. During the third quarter of 2021, we recognized license revenue of $9,000 related to transitional sales from SpePharm in Europe.

Grant and Other Revenue. No grant and other revenue was recorded during the third quarter of 2022. During the third quarter of 2021, we recognized grant and other revenue of $87,000. Grant revenue of $12,000 during the third quarter of 2021 was related to an SBIR grant from the NIH supporting Manocept development. Other revenue during the third quarter of 2021 included $75,000 from LikeMinds, successor to Alseres Pharmaceuticals, Inc. (“Alseres”), for the partial recovery of debts previously written off in 2015.

Research and Development Expenses. Research and development expenses increased $138,000, or 13%, to $1.2 million during the third quarter of 2022 from $1.0 million during the same period in 2021. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $277,000 including increased manufacturing-related activities and clinical trial costs, offset by decreased license fees; offset by (ii) decreased Tc99m tilmanocept development costs of $157,000 including decreased license fees and manufacturing-related costs; and (iii) decreased Manocept therapeutic development costs of $29,000 including decreased preclinical and clinical development costs. The net increase in research and development expenses also included increased employee compensation including incentive-based awards of $113,000 and decreased regulatory consulting expenses of $57,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.2 million, or 148%, to $3.6 million during the third quarter of 2022 from $1.5 million during the same period in 2021. Following the ruling by the Texas Court in August 2022, the Company recorded $2.6 million in legal fees pursuant to the CRG judgment during the third quarter of 2022. In addition, increased insurance costs of $59,000 were partially offset by decreased employee compensation including fringe benefits and incentive-based awards of $249,000, decreased investor relations and shareholder services costs of $80,000, decreased legal and professional services of $48,000, decreased facilities costs of $31,000, decreased travel of $25,000, decreased director fees of $22,000, decreased expenses related to European operations of $21,000, losses on the abandonment of certain intellectual property of $18,000, decreased European license fees of $17,000 and decreased general office expenses of $10,000.

Other Income (Expense). Other expense, net, was $757,000 during the third quarter of 2022 compared to other expense, net, of $0 during the same period in 2021. During the third quarters of 2022 and 2021, we recognized interest expense of $767,000 and $3,000, respectively. Interest expense during the third quarter of 2022 included interest pursuant to the CRG judgment of $646,000, amortization of the discount on the Bridge Note of $71,000, and interest paid pursuant to the Bridge Note of $50,000. During the third quarters of 2022 and 2021, we recognized interest income of $1,000 and $0, respectively.

Nine Months Ended September 30, 2022 and 2021

Sales Revenue. During the first nine months of 2022, we recognized revenue of $14,000 from sales of Lymphoseek in Europe. No sales revenue was recorded during the first nine months of 2021.

License Revenue. No license revenue was recorded during the first nine months of 2022. During the first nine months of 2021, we recognized license revenue of $45,000 related to transitional sales from SpePharm in Europe.

Grant and Other Revenue. During the first nine months of 2022 and 2021, we recognized grant and other revenue of $51,000 and $437,000, respectively. Grant revenue of $51,000 and $87,000 during the first nine months of 2022 and 2021, respectively, was primarily related to an SBIR grant from the NIH supporting Manocept development. Other revenue during the first nine months of 2021 included $250,000 from Alseres and LikeMinds for the partial recovery of debts previously written off in 2015 and $100,000 from Cardinal Health 414 for reimbursement of certain research and development costs.

Research and Development Expenses. Research and development expenses increased $310,000, or 8%, to $4.1 million during the first nine months of 2022 from $3.8 million during the same period in 2021. The increase was primarily due to increased employee compensation including incentive-based awards of $466,000 offset by net decreases in drug project expenses related to (i) decreased Tc99m tilmanocept development costs of $175,000 including decreased license fees, European regulatory consulting costs and manufacturing-related costs; and (ii) decreased Manocept therapeutic development costs of $31,000 including decreased clinical trial costs offset by increased preclinical development costs; offset by (iii) increased Manocept diagnostic development costs of $146,000 including increased manufacturing-related activities offset by decreased clinical trial costs, preclinical development costs and license fees. The net increase in research and development expenses also included decreased regulatory consulting expenses of $112,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million, or 31%, to $6.7 million during the first nine months of 2022 from $5.1 million during the same period in 2021. Following the ruling by the Texas Court in August 2022, the Company recorded $2.6 million in legal fees pursuant to the CRG judgment during the first nine months of 2022. In addition, the increase was due to increases in legal and professional services of $180,000, insurance costs of $163,000, director fees of $65,000 related to increased board compensation rates, losses on the abandonment of certain intellectual property of $45,000 and depreciation and amortization of $14,000, partially offset by decreases in employee compensation including fringe benefits and incentive-based awards of $980,000, expenses related to European operations of $236,000, investor relations and shareholder services of $116,000, travel of $75,000, facilities costs of $49,000, general office expenses of $44,000 and franchise taxes of $16,000.

Other Income (Expense). Other expense, net, was $842,000 during the first nine months of 2022 compared to other income, net of $358,000 during the same period in 2021. During the first nine months of 2022 and 2021, we recognized interest expense of $854,000 and $7,000, respectively. Interest expense during the first nine months of 2022 included interest pursuant to the CRG judgment of $646,000, amortization of the discount on the Bridge Note of $127,000, and interest paid pursuant to the Bridge Note of $77,000. During the first nine months of 2021, we recognized a gain on extinguishment of debt of $366,000 resulting from forgiveness of our PPP loan. During the first nine months of 2022 and 2021, we recognized interest income of $1,000 and $3,000, respectively.

Liquidity and Capital Resources

Cash and cash equivalents balances increased to $4.6 million as of September 30, 2022 from $4.2 million as of December 31, 2021. The net increase was primarily due to net proceeds from the issuance of preferred stock and warrants of $5.2 million and net proceeds from notes payable of $2.5 million, offset by cash used to fund our operations of $6.6 million, principal payments on financed insurance premiums of $453,000, patent and trademark costs of $255,000 and purchases of equipment of $63,000.

Operating Activities. Cash used in operations was $6.6 million during the first nine months of 2022 compared to $7.5 million used during the same period in 2021.

Receivables decreased to $155,000 as of September 30, 2022 from $93,000 as of December 31, 2021, primarily due to the expected deposit refund upon expiration of the lease of our former principal offices, offset by the receipt of receivables due from related parties.

Inventory, net increased to $194,000 as of September 30, 2022 from $151,000 as of December 31, 2021, primarily due to the purchase of materials to be used in manufacturing offset by a $133,000 reserve for finished goods that are expected to expire before they can be sold or used and the allocation of finished goods for use in clinical trials.

Prepaid expenses and other current assets decreased to $150,000 as of September 30, 2022 from $908,000 as of December 31, 2021, primarily due to normal amortization of prepaid insurance, application of an upfront contract payment related to a clinical study, reduction in the balance of prepaid credit cards due to reduced travel and the application of prepaid manufacturing-related costs to finished goods inventory, offset by an increase in prepaid costs related to efforts to raise capital.

Accounts payable increased to $1.7 million as of September 30, 2022 from $1.4 million as of December 31, 2021. The net increase in accounts payable was primarily due to increased amounts due for legal and professional services, deferred board of director fees, investor relations and shareholder services and manufacturing-related activities, offset by decreased amounts due for license fees, preclinical and clinical development activities, European marketing authorization annual fees and regulatory consulting. Accrued liabilities and other increased to $5.9 million as of September 30, 2022 from $3.1 million as of December 31, 2021. The net increase in accrued liabilities and other was primarily due to legal fees and associated interest pursuant to the CRG judgment, offset by decreased accruals related to the separation of our former Chief Executive Officer, legal and professional services, Manocept development costs and employee benefits. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our development activity related to the Manocept platform.

Deferred revenue, current increased to $800,000 as of September 30, 2022 from $41,000 as of December 31, 2021. The increase in deferred revenue, current was due to the receipt of $800,000 from a strategic partner pursuant to an API Development Agreement.

Investing Activities. Cash used in investing activities was $318,000 during the first nine months of 2022 compared to $240,000 during the same period in 2021. Patent and trademark costs used $255,000 and purchases of equipment used $63,000 during the first nine months of 2022. Patent and trademark costs used $219,000 and purchases of equipment used $21,000 during the first nine months of 2021.

Financing Activities. Cash provided by financing activities was $7.2 million during the first nine months of 2022 compared to $12.2 million during the same period in 2021. The $7.2 million provided by financing activities in the first nine months of 2022 consisted primarily of proceeds from issuance of preferred stock and warrants of $6.2 million and proceeds from notes payable of $2.5 million offset by payment of preferred stock and warrant issuance costs of $963,000, principal payments on financed insurance premiums of $453,000 and payment of debt issuance costs of $15,000. The $12.2 million provided by financing activities in the first nine months of 2021 consisted primarily of proceeds from issuance of preferred stock of $12.7 million offset by principal payments on financed insurance premiums of $379,000 and payment of preferred stock issuance costs of $70,000.

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

As consideration and a partial inducement for Mr. Scott to make the Bridge Note, Mr. Scott agreed to deliver 50,000 shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”), representing 100% of the outstanding Series E Preferred Stock, to the Company in exchange for the Company’s issuance of 1,740 shares of Series F Preferred Stock and 3,260 shares of Series G Preferred Stock. The number of shares of Common Stock that the Company may issue to Mr. Scott upon conversion of the Series F Preferred stock may not exceed that number of shares that would result in Mr. Scott owning more than 33.33% of the Company’s then outstanding shares of Common Stock unless the Company obtains stockholder approval to issue more than the 33.33% cap. See Notes 2, 8 and 11 to the condensed consolidated financial statements.

Rights Offering

On August 30, 2022, the Company closed on the Rights Offering to its stockholders and certain warrant holders as of August 3, 2022 of the right to purchase up to 35,000 Units at a subscription price of $1,000 per Unit. The Rights Offering resulted in the sale of 10,423 Units for aggregate gross proceeds of $6,173,000 to the Company. Each Unit consisted of one share of Series I Preferred Stock which is convertible into 2,222 shares of Common Stock and one Warrant to purchase an additional 2,222 shares of Common Stock at $0.45 per share. If exercised, additional gross proceeds of up to $11.6 million may be received through the exercise of Warrants issued in the Rights Offering.

Certain participants in the Rights Offering had the ability to pay the subscription price for their Units by cancelling or exchanging their shares of Series D Preferred Stock, Series F Preferred Stock and/or Series G Preferred Stock and the Company’s indebtedness evidenced by the Bridge Note, instead of paying by check or wire transfer of funds. The fair market value of the shares of each series of preferred stock and the Bridge Note to be cancelled or exchanged in the Rights Offering was determined by the Company’s Board of Directors with the assistance of an independent appraisal obtained by the Company. In order to help maximize Navidea’s ability to use its NOLs and other tax benefits in future years, Navidea’s Board of Directors exercised its discretion to limit the number of Units that John K. Scott, Jr. could purchase to 2,400 Units, which Mr. Scott elected to pay for by exchanging and surrendering all of his shares of Series F Preferred Stock. Of the total 10,423 Units sold in the Rights Offering, 4,250 Units were sold pursuant to the exchange and surrender of all outstanding shares of Navidea’s Series D Preferred Stock and Series F Preferred Stock. Neither the Series G Preferred Stock nor the Bridge Note was exchanged or cancelled pursuant to the Rights Offering.

Net proceeds after deducting fees and expenses of $963,270 related to the Rights Offering will be used to fund our pivotal Phase 3 clinical trial for RA, obtaining regulatory approvals, working capital, and for general corporate purposes. See Notes 2 and 11 to the condensed consolidated financial statements.

Research and Development Expense Reimbursement

The Company has previously entered into an API Development Agreement with a strategic partner for assistance with the development and supply of the API used to manufacture Lymphoseek (technetium Tc 99m tilmanocept) that is sold by the Company in countries other than the United States, Canada and Mexico. Under the API Development Agreement, among other things, the strategic partner agreed to reimburse the Company for up to a total of $1.85 million of the Company’s out-of-pocket costs associated with such development, in two installments, subject to specified commercial and regulatory milestones. On August 11, 2022, the Company received the first installment in the amount of $800,000, which is subject to clawback if the Company does not satisfy certain commercial and regulatory milestones on or before March 31, 2023. The strategic partner is obligated, subject to certain conditions, to pay the remaining reimbursement amount upon the later of July 1, 2023 or satisfaction of specified commercial and regulatory milestones. See Note 2 to the condensed consolidated financial statements.

CRG Litigation

See Notes 2 and 10 to the accompanying condensed consolidated financial statements.

Platinum Litigation

See Notes 2, 10 and 11 to the accompanying condensed consolidated financial statements.

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

We plan to focus our resources during the remainder of 2022 and into 2023 on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we expect to seek additional financing in order to support our planned development programs.

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

The Company is currently engaged in litigation with Dr. Goldberg and CRG. As of September 30, 2022, the Company has accrued approximately $3.3 million of attorney’s fees and interest pursuant to the CRG judgment. The amount of ultimate liability, if any, with respect to the Goldberg litigation is unknown.

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

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also continues working to establish new sources of funding, including potential equity and/or debt financings, collaborations and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing of this Quarterly Report on Form 10-Q. No adjustments have been made to the accompanying condensed consolidated financial statements as a result of this uncertainty. See Note 2 to the accompanying consolidated financial statements.

As of September 30, 2022, we had no off-balance sheet arrangements.

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

Series D, Series E and Series F Redeemable Convertible Preferred Stock and Series G Redeemable Preferred Stock. The Company evaluated the provisions of the Series D, Series E, Series F and Series G Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” Based on this evaluation, the Company determined that the Series D, Series E, Series F and Series G Preferred Stock are not mandatorily redeemable financial instruments and any obligation to issue a variable number of shares of Common Stock is not unconditional. Accordingly, the Series D, Series E, Series F and Series G Preferred Stock should be classified as equity. Neither the embedded conversion option in the Series D, Series E and Series F Preferred Stock, nor the embedded call option in the Series D, Series E, Series F and Series G Preferred Stock, meet the criteria to be separated from the Series D, Series E, Series F or Series G Preferred Stock and thus these features should not be bifurcated and accounted for as derivatives. Additionally, the Series D and Series E Preferred Stock each contain a beneficial conversion feature (“BCF”). Following the January 1, 2021 adoption of Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, no BCF is recorded in the consolidated financial statements. Finally, the Company determined that the Series D, Series E and Series F Preferred Stock do not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series D, Series E and Series F Preferred Stock should not be classified in mezzanine equity. Similarly, the voluntary redemption feature of the Series G Preferred Stock cannot result in the Company being required to redeem the shares converted and the Series G Preferred Stock is not required to be classified in mezzanine equity.

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

Series I Convertible Preferred Stock and Warrants. The Company evaluated the provisions of the Series I Preferred Stock and the Warrants issued in the Rights Offering under ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging and ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” Based on this evaluation, the Company determined that the Series I Preferred Stock and Warrants each meet the definition of a freestanding financial instrument and should be accounted for separately upon issuance.

●

Series I Preferred Stock. The Series I Preferred Stock is not a mandatorily redeemable financial instrument and any obligation to issue a variable number of shares of Common Stock does not require liability classification. Accordingly the Series I Preferred Stock should be classified as equity. The embedded conversion option in the Series I Preferred Stock does not meet the criteria to be separated from the Series I Preferred Stock and thus this feature should not be bifurcated and accounted for as a derivative. The subsequent rights offering privilege meets the criteria to be accounted for as a derivative, however, the scope exception is met and classification of the subsequent rights offering privilege in stockholders’ equity is appropriate. Because the Series I Preferred Stock is also classified in stockholders’ equity, no separate accounting is provided for the subsequent rights offering privilege. Finally, the Company determined that the Series I Preferred Stock does not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series I Preferred Stock should not be classified in mezzanine equity.

●

Warrants. The Warrants are not within the scope of ASC 480, therefore liability classification is not required. The Warrants have all of the characteristics to meet the definition of a derivative, however, they are considered to be indexed to the Company’s Common Stock and meet the other criteria to be classified in stockholders’ equity. Accordingly, the Warrants should be classified in stockholders’ equity upon issuance. The subsequent rights offering privilege meets the criteria to be accounted for as a derivative, however, the scope exception is met and classification of the subsequent rights offering privilege in stockholders’ equity is appropriate. Because the Warrants are also classified in stockholders’ equity, no separate accounting is provided for the subsequent rights offering privilege.

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

Under the supervision and with the participation of our management, including our Executive Leadership Committee which consists of our Chief Medical Officer (principal executive officer), Vice President of Operations and Vice President of Finance and Administration (principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

3.1	Second Amended and Restated By-Laws Effective September 26, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 30, 2022).

4.1

Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-1 filed August 2, 2022).

4.2	Form of Warrant to Purchase Common Stock issued in the Rights Offering (incorporated by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-1 filed August 2, 2022).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because it is XBRL) (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

*	Filed herewith.
**	Furnished herewith.
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
November 14, 2022

By:	/s/ Michael S. Rosol

Michael S. Rosol, Ph.D.
Chief Medical Officer
(Principal Executive Officer)

By:	/s/ Erika L. Eves

Erika L. Eves
Vice President, Finance and Administration
(Principal Financial and Accounting Officer)