Form 10-K
period 2022-12-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2023-03-27
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                                            to

Commission file number	001-35076

NAVIDEA BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1080091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4995 Bradenton Avenue, Suite 240, Dublin, Ohio	43017-3552
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(614) 793-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $.001 per share	NAVB	NYSE American
Preferred Stock Purchase Rights	N/A	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.       ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)            ☐ Yes   ☒ No

The aggregate market value of shares of common stock held by non-affiliates of the registrant on June 30, 2022 was $14,273,755.

The number of shares of common stock outstanding on March 17, 2023 was 32,851,252.

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

History

We were originally incorporated in Ohio in 1983 and reincorporated in Delaware in 1988. Since our inception, the majority of our efforts and resources have been devoted to the research and clinical development of radiopharmaceutical technologies primarily related to the intraoperative diagnosis and treatment of cancers. In recent years, we have expanded our focus to include the diagnosis of inflammatory diseases such as rheumatoid arthritis (“RA”) and the treatment of a range of other diseases.

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

As a brief overview of recent developments in the Company’s diagnostics area (additional details in following sections), Navidea has completed the Phase 2b clinical trial (NAV3-31) evaluating imaging repeatability, reproducibility, and stability, as well as the capacity of Tc99m tilmanocept imaging to serve as an early predictor of treatment efficacy of anti-tumor necrosis factor alpha (“TNFα”) therapy in patients with moderate to severe RA. In addition, the Company has completed enrollment into a Phase 2b clinical trial (NAV3-35) designed to accrue hand and wrist planar and single photon emission computed tomography/computed tomography (“SPECT/CT”) images from healthy subjects (with SPECT/CT imaging also done on a small group of RA patients) so that Navidea can complete a normative database in support of its RA imaging commercial product development. The Company’s currently enrolling pivotal Phase 3 trial for RA (NAV3-33) is the next step in the development plan for indications in RA. The additional Phase 2b trial (NAV3-32) correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies is actively recruiting. In addition, the investigator-initiated Phase 2 cardiovascular (“CV”) study was completed at Massachusetts General Hospital and a manuscript has been published by the investigators. Results of this study provided to date have paralleled data in our earlier published article, and these data are supportive of Navidea’s hypothesis that tilmanocept can provide marked signal to background in a host of CV disease applications.

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

In May 2019, we began enrolling patients into the first Phase 2b study, (NAV3-31), entitled “Evaluation of the Precision and Sensitivity of Tilmanocept Uptake Value (“TUV”) on Tc99m Tilmanocept Planar Imaging” (ClinicalTrials.gov NCT03938636). This study, since completed, provided confirmatory support necessary to initiate Navidea’s Phase 3 study program. In October 2019, the Company performed its first interim analysis of this trial, covering subjects enrolling into Arms 1 and 2. The results of this interim analysis were in line with the Company’s hypotheses that Tc99m tilmanocept can provide robust, stable imaging in healthy subjects as well as in patients with active RA, and provide the fundamental information needed to keep moving forward into the Phase 3. A summary of these results was presented at the 2020 EULAR meeting. In May 2020, the Company announced the results of its second interim analysis, covering Arm 3 of the trial. This Arm mirrored the Phase 3 in design and provided information relevant for sample size calculation for the Phase 3 as well as support for the hypothesis that Tc99m tilmanocept imaging can provide an early indicator of treatment efficacy of anti-TNFα therapeutics. These interim results were presented at the 2020 ACR meeting. In June 2020, the Company announced full enrollment into this trial, with imaging events completed in each patient enrolled in Arm 3. A poster presentation based on the completed NAV3-31 study was presented at the 2022 ACR meeting. The Company also presented interim results of its NAV3-32 study at the 2022 ACR meeting.

In February 2021, the Company submitted its formal briefing book to the FDA, containing detailed analysis and discussion of the Company’s then-ongoing Phase 2b study (NAV3-31) and prior studies in RA as well as the design and statistical analysis plan for the proposed Phase 3 for FDA comment. Following the feedback received from the FDA at the end of March 2021, the Company continued to work toward completing the analysis of the full NAV3-31 trial dataset and submitted the resultant briefing book containing the results of this analysis in preparation for the standard End-of-Phase 2 Type B meeting, which took place on September 1, 2021. The Company had a constructive meeting with the FDA and, based on the discussion in this meeting and follow-up communication, made agreed-upon modifications to the trial design for the Phase 3 study (NAV3-33). The Company submitted the modified protocol back to the FDA and initiated the study in December 2021. Following additional feedback from the FDA, the Company made modifications to several of the objectives. Enrollment into the Phase 3 study is ongoing. The pivotal Phase 3 study program will determine Tc99m tilmanocept’s capability to serve as an early predictor of treatment response to anti-TNFα therapy in patients with RA. The current aim is for enrollment completion of the Phase 3 by end of 2023 with NDA submission targeted for late 2024 or early 2025.

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

A nine-subject study to evaluate diagnostic imaging of emerging atherosclerosis plaque with the Tc99m tilmanocept product dosed SC was performed (ClinicalTrials.gov NCT02542371). The results of this study were presented at two major international meetings (Conference on Retroviruses and Opportunistic Infections and SNMMI, 2017) and published in early release in the Journal of Infectious Diseases in January 2017 (published in the circulated version, Journal of Infectious Diseases (2017) 215 (8): 1264-1269), confirming that the Tc99m tilmanocept product can both quantitatively and qualitatively target non-calcified plaque in the aortic arch of Acquired Immunodeficiency Syndrome (“AIDS”) patients (supported by NIH/NHLBI Grant 1 R43 HL127846-01). This study was later expanded to include up to 31 participants, achieved full enrollment, and a publication has resulted in the Journal of Infectious Diseases (2022) Nov 11; 226(10):1823-1833.

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

Navidea was also awarded a $225,000 phase 1 Small Business Technology Transfer grant (1R41HL147640-01A1) entitled Gallium 68 Tilmanocept for PET Imaging of Atherosclerosis Plaques. This grant supported a research collaboration between Navidea and Dr. Suzanne Lapi of the University of Alabama Birmingham evaluating a mouse model of atherosclerosis. This work had as its aim the evaluation of [68]gallium tilmanocept and various next generation imaging agents for visualizing plaques. Activities began in the fourth quarter of 2019. All images have been acquired with efforts now focused on final data analysis.

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

Biomarker Application and Qualification

In November 2017, the Company commenced the qualification of the biomarker CD206 with the FDA Biomarker Section of The Center for Drug Evaluation and Research (“CDER”). As per FDA protocol, Navidea submitted a draft letter of intent (“LOI”) to CDER prior to the November 2017 meeting. According to the CDER directive, “the Biomarker Qualification Program was established to support the CDER’s work with external stakeholders to develop biomarkers that aid in the drug development process. Through the FDA’s Biomarker Qualification Program, an entity may request regulatory qualification of a biomarker for a particular context of use (“COU”) in drug development.” Following the meeting with the FDA, and because of Navidea’s data sets and the general external publication database, Navidea, in conjunction with FDA, is now reviewing the LOI with the FDA’s recommended consultants. Navidea has revised the LOI draft strategy in order to expedite the application process. In March 2018, Navidea had a follow-up meeting with the FDA’s assigned strategist, during which the potential to further narrow the LOI elements was reviewed. Navidea is continuing the process of finalizing the COU LOI and will be providing the background data sets for qualification review with the FDA/CDER. Additional meetings have taken place and the pursuit of this qualification is ongoing. A pivotal element of this will be the data obtained from the NAV3-32 clinical trial.

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

Other Immunotherapeutic Applications

The Company continues to evaluate emerging data in other disease states to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform, including ongoing studies in KS, RA and infectious diseases such as leishmaniasis. The immuno-inflammatory process is remarkably complex and tightly regulated with indicators that initiate, maintain and shut down the process. Macrophages are immune cells that play a critical role in the initiation, maintenance, and resolution of inflammation. They are activated and deactivated in the inflammatory process. Because macrophages may promote dysregulation that accelerates or enhances disease progression, diagnostic and therapeutic interventions that target macrophages may open new avenues for controlling inflammatory diseases. There can be no assurance that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance.

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

Tc99m Tilmanocept – Cancer Market Overview

Cancer is the second leading cause of death in the United States. The American Cancer Society (“ACS”) estimates that cancer will cause over 600,000 deaths in 2023 in the United States alone. Additionally, the ACS estimates that over 1.9 million new cancer cases will be diagnosed in the United States during 2023. The National Cancer Institute estimates that direct medical costs for cancer in the United States for 2020 were $208.9 billion. Cancer is also the second leading cause of death in Europe. The World Health Organization reports more than 3.7 million new cases and 1.9 million deaths in Europe each year.

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

Marketing and Distribution

All of Navidea’s assets used in operating its business of developing, manufacturing and commercializing the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark in Canada, Mexico and the United States were sold to Cardinal Health 414, LLC (“Cardinal Health 414”) in March 2017. Cardinal Health 414 has responsibility for marketing Lymphoseek in those territories.

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

On May 11, 2020 (the “Termination Date”), the Company entered into a Termination Agreement (the “Termination Agreement”) with SpePharm and Norgine BV (“Norgine”) which terminated the License Agreement. Pursuant to the Termination Agreement, the parties agreed that neither owed the other any payments due under the License Agreement as of the Termination Date and that, among other things, SpePharm no longer has any right in, nor claim to, any intellectual property owned by the Company or its affiliates anywhere in the world. SpePharm also agreed to perform certain wind-down activities (the “Wind-Down Activities”) during the six-month period following the Termination Date (the “Transition Period”), which Transition Period was extended by ninety days. The Wind-Down Activities included SpePharm transferring to the Company or its designee(s) the regulatory approvals controlled by SpePharm or its affiliates for the purpose of marketing, distributing and selling the Products in the Licensed Territory. SpePharm also transferred to the Company certain tenders and other customer and sales contracts related to the Products. Subject to the terms of the Termination Agreement, Norgine agreed to guarantee SpePharm’s performance of its obligations under the Termination Agreement. Although the Transition Period had elapsed, SpePharm continued to fulfill customer orders until the Company obtained the regulatory license required to distribute the product in Europe, which license was received during the fourth quarter of 2021.

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

India

In June 2017, Navidea entered into an exclusive license and distribution agreement with Sayre Therapeutics (“Sayre”) for the development and commercialization of Tc99m tilmanocept in India. Sayre specializes in innovative treatments and medical devices commercialization in South Asia. Under the terms of the agreement, Navidea received a $100,000 upfront payment and is eligible to receive milestone payments and double-digit royalties associated with the sale of Tc99m tilmanocept in India. The Company received regulatory approval for Tc99m tilmanocept in India in March 2022, however certain additional approvals, such as an import license and authorization to use an alternative manufacturer, must be obtained prior to commercial sales launch in India.

Summary

Tc99m tilmanocept is in various stages of approval in other global markets and sales to this point in these markets, to the extent there were any, have not been material. However, we believe that with international partnerships to complement our positions in the EU, China and India, we will help establish Tc99m tilmanocept as a global leader in lymphatic mapping, as we are not aware of any other company that has a global geographic range. However, it is possible that Tc99m tilmanocept will never achieve regulatory approval in any market outside the United States, the EU or India, or if approved, that it may not achieve market acceptance in any market. We may also experience difficulty in securing collaborative partners for other global markets or radiopharmaceutical products, or successfully negotiating acceptable terms for such arrangements. See Item 1A - “Risk Factors.”

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

One of Navidea’s primary goals for its RA imaging product development program is to develop an imaging-based test that can predict patient-specific therapeutic responses to bDMARDs, especially anti-TNFα antibody therapy, which is the most commonly prescribed type of therapy for RA within this drug class. While no tests predicting therapeutic responses to bDMARDs have been approved by the FDA, Navidea is aware of other groups that are working to develop such tests, primarily blood-based biomarker assays. One or more of these tests could be approved by the FDA in the future, making it possible for them to compete directly with Navidea’s imaging-based RA test. Even without FDA approval, these tests could reduce the Company’s share of this market in the future, and at least one of these tests is currently available and used as a laboratory-based test that has not undergone the GDA approval process.

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

Patent applications have been filed by Navidea in the U.S. and certain major foreign markets related to manufacturing processes for tilmanocept, the first of which was issued in the U.S. in 2013. These patents and/or applications will expire between 2029 and 2034. Further patent applications have been filed by Navidea alone or with The Ohio State Innovation Foundation related to CD206 expressing cell-related disorders and diseases. These patents and/or applications are expected to expire between 2034 and 2043.

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

For some products, and in some countries, government regulation is significant and, in general, there is a trend toward more stringent regulation. In recent years, the FDA and certain foreign regulatory bodies have pursued a more rigorous enforcement program to ensure that regulated businesses like ours comply with applicable laws and regulations. We devote significant time, effort and expense addressing the extensive governmental regulatory requirements applicable to our business. To date, we have not received a warning letter from the FDA or any other regulatory bodies of alleged deficiencies in our compliance with the relevant requirements, nor have we recalled or issued safety alerts on any of our products. However, a warning letter, recall or safety alert, if it occurred, could have a material adverse effect on our company. See Item 1A - “Risk Factors.”

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

The FDA has various programs, including fast track, priority review and accelerated approval, which are intended to expedite or simplify the process of reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that provide meaningful benefit over existing treatments. Our drug candidates may not qualify for any of these programs, or, if a drug candidate does qualify, the review time may not be reduced or the product may not be approved.

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

Financial Statements

Our consolidated financial statements and the related notes, including revenues, income (loss), total assets and other financial measures are set forth at pages F-1 through F-33 of this Annual Report on Form 10-K.

Human Capital Resources

As of March 17, 2023, we had 11 full-time and 4 part-time employees. None of our employees are represented by a collective bargaining agreement, we have not experienced any work stoppages, and we believe that our relationship with our employees is good.

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

Our existing convertible preferred stock, warrants or other securities convertible into or exchangeable for our Common Stock, or securities we may issue in the future, may contain adjustment provisions that could increase the number of shares issuable upon exercise, conversion or exchange, as the case may be, and decrease the exercise, conversion or exchange price. The market price of our shares of Common Stock could decline as a result of sales of a large number of shares of our Common Stock or other securities in the market, the triggering of any such adjustment provisions or the perception that such sales could occur in the future.

Shares of Common Stock are subordinate to our existing and future indebtedness and preferred stock.

Shares of our Common Stock are equity interests that rank junior to our Series G Preferred Stock, to our indebtedness and to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding. Our future indebtedness and preferred stock may restrict payments of dividends on our Common Stock.

Our amended and restated certificate of incorporation authorizes our board of directors to issue “blank check” preferred stock. This means our board of directors has the authority, without further action by our stockholders, to issue shares of preferred stock in one or more series and to set the terms and rights of the preferred stock. Any preferred stock that is issued may rank ahead of our Common Stock in terms of dividends and liquidation rights. If we issue additional shares of preferred stock in the future that has a preference over our Common Stock with respect to the payment of dividends or upon our liquidation, or if we issue additional shares of preferred stock with certain voting rights, the rights of holders of our Common Stock could be adversely affected.

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

Raising additional capital may cause dilution to our stockholders or restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to obtain further funding through a combination of equity financings, debt financings, collaborations, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds, and adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing or preferred equity financings may result in imposition of covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of product candidates.

The Company has experienced recurring net losses and has used significant cash to fund its operations, and we expect to continue to incur substantial operating losses and may be unable to obtain additional financing, and we may not be able to continue as a going concern.

Our ability to continue as a going concern is dependent on a combination of several factors, including our ability to raise capital by issuing debt or equity securities to investors, license or sell our product candidates to other pharmaceutical companies, and generate revenues from successfully developed products. If we are not able to continue our business as a going concern, we may be forced to liquidate our assets for an amount less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose part or all of their investment.

The Company is currently engaged in litigation with Dr. Goldberg and CRG. In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others. A significant outbreak of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  Based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing of this Annual Report on Form 10-K. No adjustments have been made to the accompanying consolidated financial statements of the Company as a result of this uncertainty. This disclosure with respect to our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise.

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

Under the terms of our June 2017 agreement with Sayre, Navidea is eligible to receive milestone payments and royalties associated with the sale of Tc99m tilmanocept in India. The Company received regulatory approval for Tc99m tilmanocept in India in March 2022, however certain additional approvals, such as an import license and authorization to use an alternative manufacturer, must be obtained prior to commercial sales launch in India.

Cardinal Health 414, Sayre or Sinotau may never achieve commercial success in North America, India, China, or any other global market, and they may never realize sales at levels necessary for us to achieve sales-based earnout, royalty or milestone payments.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

If we do not successfully develop any additional product candidates into marketable products, we may be unable to generate significant revenue or become profitable.

Additional diagnostic and therapeutic applications of the Manocept platform, including diagnosis of RA, CV disease and solid tumor cancers, among others, are in various stages of pre-clinical and clinical development. Regulatory approval of additional Manocept-based product candidates may not be successful, or if successful, may not result in significant sales. Additional clinical testing for products based on our Manocept platform or other product candidates may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product which will provide sufficient revenue to make us profitable.

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

●

changes in local regulations as part of a response to the COVID-19 pandemic or other infectious disease outbreak, which may require us to change the ways in which our clinical trials are conducted, and which may result in unexpected costs, or to discontinue the clinical trials altogether;

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

If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

Our currently held and licensed patents expire over the next two to seventeen years. Expiration of the patents underlying our technology, in the absence of extensions or other trade secret or intellectual property protection, may have a material and adverse effect on us.

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

The patents and pending patent applications underlying our licenses do not cover all potential product candidates, modifications and uses. In the case of patents and patent applications licensed from UCSD, we did not have any control over the filing of the patents and patent applications before the effective date of the Manocept licenses and had limited control over the filing and prosecution of these patents and patent applications after the effective date of such licenses. In the case of patents and patent applications licensed from AstraZeneca, we have limited control over the filing, prosecution or enforcement of these patents or patent applications. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. We also cannot be assured that our licensors or their respective licensing partners will agree to enforce any such patent rights at our request or devote sufficient efforts to attain a desirable result. Any failure by our licensors or any of their respective licensing partners to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

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

Our operations extend to countries outside the United States and are subject to the risks inherent in conducting business globally and under the laws, regulations, and customs of various jurisdictions. These risks include: (i) failure to comply with a variety of national and local laws of countries in which we do business, including restrictions on the import and export of certain intermediates, drugs, and technologies, (ii) failure to comply with a variety of U.S. laws including the Iran Threat Reduction and Syria Human Rights Act of 2012; and rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) changes in laws, regulations, and practices affecting the pharmaceutical industry and the health care system, including but not limited to imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of health care, (iv) fluctuations in exchange rates for transactions conducted in currencies other than the functional currency, (v) adverse changes in the economies in which we or our partners and suppliers operate as a result of a slowdown in overall growth, a change in government or economic policies, or financial, political, or social change or instability in such countries that affects the markets in which we operate, particularly emerging markets, (vi) differing local product preferences and product requirements, (vii) changes in employment laws, wage increases, or rising inflation in the countries in which we or our partners and suppliers operate, (viii) supply disruptions, and increases in energy and transportation costs, (ix) natural disasters, including droughts, floods, and earthquakes in the countries in which we operate, (x) local disturbances, terrorist attacks, riots, social disruption, or regional hostilities in the countries in which we or our partners and suppliers operate and (xi) government uncertainty, including as a result of new or changed laws and regulations. We also face the risk that some of our competitors have more experience with operations in such countries or with international operations generally and may be able to manage unexpected crises more easily. Furthermore, whether due to language, cultural or other differences, public and other statements that we make may be misinterpreted, misconstrued, or taken out of context in different jurisdictions. Moreover, the internal political stability of, or the relationship between, any country or countries where we conduct business operations may deteriorate. Changes in a country’s political stability or the state of relations between any such countries are difficult to predict and could adversely affect our operations, profitability and/or adversely impact our ability to do business there. The occurrence of any of the above risks could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our Common Stock to decline.

Our failure to maintain continued compliance with the listing requirements of the NYSE American exchange could result in the delisting of our Common Stock.

Our Common Stock has been listed on the NYSE American exchange since February 2011. The rules of NYSE American provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the Common Stock has become so reduced as to make further dealings on the NYSE American inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the NYSE American. For example, the NYSE American may consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $2.0 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, (ii) $4.0 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, and (iii) $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Navidea had stockholders’ (deficit) equity of approximately $(8.1) million and $625,000 as of December 31, 2022 and 2021, respectively, and has reported net losses from continuing operations in its five most recent fiscal years ended December 31, 2022.

On January 28, 2022, we received a deficiency letter from the NYSE American stating that the Company was not in compliance with the $6.0 million stockholders’ equity requirement of Section 1003(a)(iii) of the NYSE American Company Guide. As required by the NYSE American, the Company submitted a plan to the NYSE American by February 28, 2022 advising of actions it has taken or will take to regain compliance with the continued listing standards by July 28, 2023.

On April 8, 2022, the Company received a notification (the “Acceptance Letter”) from the NYSE American that the Company’s plan to regain compliance was accepted. The Acceptance Letter also stated that the Company is also not in compliance with the $2.0 million and $4.0 million stockholders’ equity requirements of Sections 1003(a)(i) and 1003(a)(ii), respectively, of the NYSE American Company Guide.

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

Our Common Stock traded as low as $0.16 per share and as high as $1.24 per share during the 12-month period ended February 28, 2023.

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

During the 12-month period beginning on March 1, 2022 and ending on February 28, 2023, the average daily trading volume for our Common Stock on the NYSE American was approximately 182,000 shares. However, this trading volume may not be consistently maintained in the future. If the trading volume for our Common Stock decreases, there could be a relatively limited market for our Common Stock and the share price of our Common Stock would be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business and announcements made by us, our competitors or parties with whom we have business relationships. There may also be fewer institutional investors willing to hold or acquire our Common Stock. Such a lack of liquidity in our Common Stock may make it difficult for us to issue additional securities for financing or other purposes or to otherwise arrange for any financing that we may need in the future.

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

We have paid no cash dividends on any of our Common Stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, with respect to our Common Stock, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our Board of Directors. Furthermore, we are subject to various laws and regulations that may restrict our ability to pay dividends. We may also in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Due to our intent to retain any future earnings rather than pay cash dividends on our Common Stock and applicable laws, regulations and contractual obligations that may restrict our ability to pay dividends on our Common Stock, the success of your investment in our Common Stock will likely depend entirely upon any future appreciation and there is no guarantee that our Common Stock will appreciate in value.

Our future ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration of such carryforwards in the case of carryforwards generated prior to 2018. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. The Company completed a Section 382 analysis through December 31, 2022 and believes that a Section 382 ownership change has not occurred. However, we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, for taxable years beginning after December 31, 2017, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. There is a risk that due to changes under the Tax Cuts and Jobs Act, regulatory changes, or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices, at a monthly base rent of approximately $3,000. The current lease term expires in June 2023. We believe this facility is in good condition and that suitable substitute space would be available if needed.

Item 3. Legal Proceedings

See Note 12 to the accompanying consolidated financial statements.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on the NYSE American exchange under the trading symbol “NAVB.” As of March 17, 2023, we had 373 holders of Common Stock of record. There were no repurchases of our Common Stock during the year ended December 31, 2022.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Company, the Russell 3000, and the NASDAQ Biotechnology Index for the period from December 31, 2017 through December 31, 2022. This graph assumes an investment in the Company’s Common Stock and the indices of $100 on December 31, 2017 and that any dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Navidea Biopharmaceuticals, the Russell 3000 Index, and the NASDAQ Biotechnology Index

*         $100 invested on 12/31/2017 in stock or index, including reinvestment of dividends.

	Cumulative Total Return as of December 31,
	2017	2018	2019	2020	2021	2022
Navidea Biopharmaceuticals, Inc.	$100.00	$27.78	$17.50	$29.86	$13.89	$2.92
Russell 3000	100.00	93.01	119.55	141.38	176.16	140.08
NASDAQ Biotechnology	100.00	90.68	112.81	141.78	140.88	125.52

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $6.0 million and $5.1 million in total on R&D activities during the years ended December 31, 2022 and 2021, respectively. Of the total amounts we spent on R&D during those periods, excluding costs related to our internal R&D headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

Development Program (a)	2022	2021
Manocept Platform – Diagnostics	$3,558,378	$2,620,057
Manocept Platform – Therapeutics	468,640	653,733
Tc99m Tilmanocept (b)	(97,162)	136,941

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $51,007 and $87,898 during the years ended December 31, 2022 and 2021, respectively.
(b)	Changes in regulatory strategy resulted in the reversal of certain previously recorded expenses related to the Tc99m Tilmanocept development program during the year ended December 31, 2022.

We plan to continue the advancement of our efforts with our Manocept platform during 2023. We currently expect our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be lower in 2023 than in 2022.

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

Years Ended December 31, 2022 and 2021

Sales Revenue. During 2022, we recognized revenue of $15,000 from sales of Lymphoseek in Europe and Australia. No sales revenue was recorded during 2021.

License Revenue. No license revenue was recorded during 2022. During 2021, we recognized license revenue of $46,000 related to net transitional sales from SpePharm in Europe.

Grant and Other Revenue. During 2022 and 2021, we recognized grant and other revenue of $51,000 and $486,000, respectively. Grant revenue of $51,000 and $88,000 during 2022 and 2021, respectively, was primarily related to an SBIR grant from the NIH supporting Manocept development. Other revenue during 2021 included $298,000 from LikeMinds, Inc. for the partial recovery of debts previously written off in 2015 and $100,000 from Cardinal Health 414 for reimbursement of certain research and development costs.

Research and Development Expenses. R&D expenses increased $828,000, or 16%, to $6.0 million during 2022 from $5.1 million during 2021. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $938,000 including increased manufacturing-related activities offset by decreased clinical trial and preclinical development costs; offset by (ii) decreased Tc99m tilmanocept development costs of $234,000 including decreased license fees, European regulatory consulting costs and manufacturing-related costs; and (iii) decreased Manocept therapeutic development costs of $185,000 including decreased clinical trial and preclinical development costs. The net increase in research and development expenses also included increased employee compensation including incentive-based awards of $440,000 and decreased regulatory consulting expenses of $122,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $512,000, or 7%, to $8.0 million during 2022 from $7.5 million during 2021. Following the ruling by the Texas Court in August 2022, the Company recorded $2.6 million in legal fees pursuant to the CRG judgment during 2022. In addition, the increase was due to increases in insurance costs of $186,000 and depreciation and amortization of $19,000, partially offset by decreases in employee compensation including fringe benefits and incentive-based awards of $1.6 million, expenses related to European operations of $218,000, travel of $87,000, legal and professional services of $80,000, investor relations and shareholder services of $80,000, general office expenses of $58,000, facilities costs of $56,000, losses on the abandonment of certain intellectual property of $34,000 and franchise taxes of $17,000.

Other (Expense) Income. Other expense, net, was $1.1 million during 2022 compared to other income, net, of $346,000 during 2021. During 2022 and 2021, we recognized interest expense of $1.1 million and $9,000, respectively. Interest expense during 2022 included interest pursuant to the CRG judgment of $763,000, amortization of the discount on the Bridge Note of $208,000, and interest paid pursuant to the Bridge Note of $127,000. During 2021, we recognized a gain on extinguishment of debt of $366,000 resulting from forgiveness of our PPP loan. During 2022 and 2021, we recognized interest income of $9,000 and $3,000, respectively.

Liquidity and Capital Resources

Cash balances decreased to $2.0 million as of December 31, 2022 from $4.2 million as of December 31, 2021. The net decrease was primarily due to cash used to fund our operations of $9.0 million, principal payments on financed insurance premiums of $518,000, patent and trademark costs of $327,000 and purchases of equipment of $63,000, offset by net proceeds from issuance of preferred stock of $5.2 million and net proceeds from notes payable of $2.5 million.

Operating Activities. Cash used in operations was $9.0 million during 2022 compared to $10.2 million used in operations during 2021.

Receivables decreased to less than $1,000 as of December 31, 2022 from $93,000 as of December 31, 2021, primarily due to the receipt of receivables due from related parties.

Inventory, net increased to $427,000 as of December 31, 2022 from $151,000 as of December 31, 2021, primarily due to the manufacture of two batches of finished goods that were in process as of December 31, 2022 coupled with the purchase of materials to be used in manufacturing, offset by a $183,000 adjustment for expired or expiring materials and finished goods coupled with the allocation of finished goods for use in clinical trials.

Prepaid expenses and other current assets decreased to $780,000 as of December 31, 2022 from $908,000 as of December 31, 2021. The decrease was primarily due to application of an upfront contract payment related to a clinical study, reduction in the balance of prepaid credit cards due to reduced travel, normal amortization of prepaid insurance and the application of prepaid manufacturing-related costs to finished goods inventory, offset by an increase in prepaid costs related to efforts to raise capital.

Accounts payable increased to $2.1 million as of December 31, 2022 from $1.4 million as of December 31, 2021. The net increase in accounts payable was primarily due to increased amounts due for legal and professional services, deferred board of director fees, manufacturing-related activities and investor relations and shareholder services, offset by decreased amounts due for license fees, preclinical and clinical development activities, pharmacovigilance costs and regulatory consulting.

Accrued liabilities and other increased to $6.5 million as of December 31, 2022 from $3.1 million as of December 31, 2021. The net increase in accrued liabilities and other was primarily due to increased accruals for legal fees and associated interest pursuant to the CRG judgment, Manocept development costs and employee compensation, offset by decreased accruals related to the separation of our former Chief Executive Officer and employee benefits. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our clinical development activity related to the Manocept platform.

Deferred revenue, current increased to $800,000 as of December 31, 2022 from $41,000 as of December 31, 2021. The increase in deferred revenue, current was due to the receipt of $800,000 from a strategic partner pursuant to an API Development Agreement.

Investing Activities. Cash used in investing activities was $390,000 during 2022 compared to $329,000 during 2021. Patent and trademark costs used $327,000 and purchases of property and equipment used $63,000 during 2022. Patent and trademark costs used $304,000 and purchases of property and equipment used $25,000 during 2021.

Financing Activities. Cash provided by financing activities was $7.1 million during 2022 compared to $12.1 million during 2021. The $7.1 million provided by financing activities during 2022 consisted primarily of proceeds from the issuance of preferred stock and warrants of $6.2 million and proceeds from notes payable of $2.5 million, offset by payment of preferred stock and warrant issuance costs of $998,000, principal payments on financed insurance premiums of $518,000 and payment of debt issuance costs of $15,000. The $12.1 million provided by financing activities in 2021 consisted primarily of proceeds from issuance of preferred stock of $12.7 million, offset by principal payments on financed insurance premiums of $492,000, payment of preferred stock issuance costs of $70,000 and payment of tax withholdings related to stock-based compensation of $17,000.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the Payroll Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. On May 18, 2020, Fifth Third Bank (the “Lender”) funded a PPP loan to the Company in the amount of $366,000 (the “PPP Loan”). In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 had been forgiven. See Note 10 to the accompanying consolidated financial statements.

Series D Preferred Stock

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement”) with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings before the end of the nine-month period following the date when the Company’s prospectus supplement to its existing registration statement on Form S-3 was filed with the SEC. Through July 7, 2021, Keystone purchased 72,500 shares of Series D Preferred Stock pursuant to the Series D Preferred Stock Purchase Agreement for an aggregate purchase price of $7.25 million, leaving a remaining balance of 77,500 shares of Series D Preferred Stock. On July 8, 2021, the Company entered into an Amendment to Stock Purchase Agreement and Letter of Investment Intent (the “Series D Amendment”) with Keystone pursuant to which Keystone purchased 22,077 shares of Series D Preferred Stock for an aggregate purchase price of approximately $2.2 million. After purchasing the 22,077 shares, Keystone has no further right or obligation to purchase shares of Series D Preferred Stock. Including the purchases pursuant to the Series D Amendment, Keystone’s purchases of Series D Preferred Stock pursuant to the Series D Purchase Agreement during the year ended December 31, 2021 totaled 76,827 shares of Series D Preferred Stock for an aggregate purchase price of approximately $7.7 million. All of the outstanding shares of Series D Preferred Stock were exchanged and cancelled pursuant to the Rights Offering completed in August 2022. See Note 13 to the accompanying consolidated financial statements.

Series E Preferred Stock

On March 2, 2021, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with an existing accredited investor, John K. Scott, Jr., pursuant to which the Company issued to Mr. Scott 50,000 shares of newly-designated Series E Redeemable Convertible Preferred Stock (the “Series E Preferred Stock”) for an aggregate purchase price of $5.0 million. On January 31, 2022, pursuant to the Certificate of Designations of the Series E Redeemable Convertible Preferred Stock dated March 2, 2021, the holder of the Series E Preferred Stock, John K. Scott, Jr., notified the Company that he was exercising his option to extend the Conversion Deadline (as defined therein) for an additional period of six months. All of the outstanding shares of Series E Preferred Stock were exchanged and cancelled in April 2022 pursuant to the Stock Exchange Agreement. See Note 13 to the accompanying consolidated financial statements.

Bridge Note and Preferred Stock Exchange

On April 10, 2022, the Company entered into a Stock Exchange and Loan Agreement (the “Stock Exchange Agreement”) with John K. Scott, Jr., the current Vice Chairman of our Board of Directors, pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date. The outstanding balance of the loan, which is evidenced by a Secured Term Note (“Bridge Note”), bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal and accrued and unpaid interest under the Bridge Note is due and payable on the second anniversary of the Stock Exchange Agreement. On July 1, 2022, Mr. Scott funded an additional $1.0 million under the Bridge Note. The Company’s obligations under the Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to a Security Agreement. See Notes 2 and 8 to the accompanying consolidated financial statements.

As consideration and a partial inducement for Mr. Scott to make the Bridge Note, Mr. Scott agreed to deliver 50,000 shares of Series E Preferred Stock, representing 100% of the outstanding Series E Preferred Stock, to the Company in exchange for the Company’s issuance of 1,740 shares of Series F Redeemable Convertible Preferred Stock (“Series F Preferred Stock”) and 3,260 shares of Series G Redeemable Preferred Stock (“Series G Preferred Stock”). The number of shares of Common Stock that the Company may issue to Mr. Scott upon conversion of the Series F Preferred stock may not exceed that number of shares that would result in Mr. Scott owning more than 33.33% of the Company’s then outstanding shares of Common Stock unless the Company obtains stockholder approval to issue more than the 33.33% cap. See Notes 2 and 13 to the accompanying consolidated financial statements.

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

Net proceeds after deducting fees and expenses of $998,401 related to the Rights Offering will be used to fund our pivotal Phase 3 clinical trial for RA, obtaining regulatory approvals, working capital, and for general corporate purposes. See Notes 2 and 13 to the accompanying consolidated financial statements.

Research and Development Expense Reimbursement

The Company has previously entered into an API Development Agreement with a strategic partner for assistance with the development and supply of the API used to manufacture Lymphoseek (technetium Tc 99m tilmanocept) that is sold by the Company in countries other than the United States, Canada and Mexico. Under the API Development Agreement, among other things, the strategic partner agreed to reimburse the Company for up to a total of $1.85 million of the Company’s out-of-pocket costs associated with such development, in two installments, subject to specified commercial and regulatory milestones. On August 11, 2022, the Company received the first installment in the amount of $800,000, which the strategic partner has the right to claw back if the Company does not satisfy certain commercial and regulatory milestones on or before March 31, 2023. The strategic partner is obligated, subject to certain conditions, to pay the remaining reimbursement amount upon the later of July 1, 2023 or satisfaction of specified commercial and regulatory milestones. See Note 2 to the accompanying consolidated financial statements.

Material Commitments

Bridge Note. On April 10, 2022, the Company entered into a Stock Exchange Agreement with John K. Scott, Jr., pursuant to which Mr. Scott loaned the Company $2.5 million. The Bridge Note bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal and accrued and unpaid interest under the Bridge Note is due and payable on the second anniversary of the Stock Exchange Agreement. As of December 31, 2022, there were approximately $2.8 million of payments remaining under the Bridge Note.

UCSD License Agreements. Under our license agreements with UCSD, we have exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept, other than Tc99m tilmanocept used in lymphatic mapping in the United States, Canada and Mexico which rights are licensed directly to Cardinal Health 414 by UCSD. The UCSD license agreements include obligations for payments related to license fees, milestones, and royalties. As of December 31, 2022, the Company had accrued approximately $1.5 million of payments related to the UCSD license agreements for which we have not yet been invoiced. On February 16, 2023, the Company and UCSD executed an amendment to the license agreement for tilmanocept (other than Tc99m tilmanocept used in lymphatic mapping). The amendment released the Company from any and all obligations related to certain diligence requirements as defined in the license agreement. The amendment resulted in the reversal of approximately $1.2 million of accrued liabilities in the first quarter of 2023.

Financed Insurance Premiums. In November 2022, the Company prepaid $608,000 of insurance premiums through the issuance of a note payable to AFCO Premium Credit LLC with an interest rate of 7.85%. The note is payable in nine monthly installments of approximately $70,000, with the final payment due in August 2023. As of December 31, 2022, there were approximately $560,000 of payments remaining on the note.

Clinical Research Agreements. We have agreements in place with multiple clinical trial sites for conduct of our clinical studies, as well as with several contract research organizations for clinical trial-related services such as image and data management, monitoring, and statistical services. As of December 31, 2022, there were approximately $165,000 of payments currently due and an additional $365,000 accrued expenses related to clinical research agreements.

Manufacturing Development Agreements. We are investing in additional manufacturing and supply chain resources, and have entered into development contracts with the established manufacturing companies Corden Pharma Switzerland, LLC for active pharmaceutical ingredient production and ROTOP Pharmaka GmbH for drug product manufacturing. As of December 31, 2022, there were approximately $311,000 of payments currently due and an additional $212,000 of accrued expenses related to manufacturing development agreements.

Latkin Separation Agreement. On November 23, 2021, Jed A. Latkin signed a Separation Agreement and General Release (the “Separation Agreement”) in connection with his resignation from his positions as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, and as a director, on October 24, 2021 (the “Separation Date”). Pursuant to the Separation Agreement, among other things, the Company agreed to the continued payment of Mr. Latkin’s base salary of $490,000, less all relevant taxes and other withholdings, on the following basis: (i) for 12 months, 100% of his base salary, minus an aggregate $24,000 deducted monthly pro rata for reimbursement of Mr. Latkin’s attorney fees which were paid by the Company, and (ii) for 10 months following the expiration of the first 12-month period, 50% of his base salary. As of December 31, 2022, there were approximately $173,000 of payments remaining under the Separation Agreement.

CRG Litigation

See Notes 2 and 12 to the accompanying consolidated financial statements.

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

We plan to focus our resources during 2023 on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we expect to seek additional financing in order to support our planned development programs.

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

The Company is currently engaged in litigation with Dr. Goldberg and CRG. As of December 31, 2022, the Company has accrued approximately $3.4 million of legal fees and interest pursuant to the CRG judgment. The amount of ultimate liability, if any, with respect to the Goldberg litigation is unknown.

The COVID-19 pandemic may negatively impact the Company’s operations, including possible effects on its financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We do not believe there has been a significant impact to the Company’s clinical development and regulatory timelines resulting from the ongoing COVID-19 global pandemic. However, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. In addition, the regulatory approval process in India has been delayed by the impact of COVID-19 in that country. The COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding. The Company will continue to evaluate the impact that the COVID-19 pandemic could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2023 and beyond.

The current conflict between Ukraine and Russia has created volatility in the global capital markets and is continuing to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties who operate in Europe on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any debt or equity financing more difficult to obtain, more costly or more dilutive. The Company will continue to evaluate the impact that the Russia-Ukraine conflict could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2023 and beyond.

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also continues working to establish new sources of funding, including potential equity and/or debt financings, collaborations and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing of this Annual Report on Form 10-K. No adjustments have been made to the accompanying consolidated financial statements as a result of this uncertainty. See Note 2 to the accompanying consolidated financial statements and Item 1A – “Risk Factors.”

As of December 31, 2022, we had no off-balance sheet arrangements.

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

Debt. We evaluate newly-issued debt instruments in accordance with Accounting Standards Codification (“ASC”) 470, Debt. The Company evaluated the terms of the Bridge Note under these guidelines. Based on this evaluation, the Company recorded a debt discount related to the difference in the value of Mr. Scott’s Series E Preferred Stock and the Series F Preferred Stock and Series G Preferred Stock as well as debt issuance costs. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Bridge Note.

Preferred Stock. We evaluate newly-issued preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” The Company evaluated the provisions of the Series D, Series E, Series F and Series G Preferred Stock under the guidelines described above. Based on this evaluation, the Company determined that the Series D, Series E, Series F and Series G Preferred Stock are not mandatorily redeemable financial instruments and any obligation to issue a variable number of shares of Common Stock is not unconditional. Accordingly, the Series D, Series E, Series F and Series G Preferred Stock should be classified as equity. Neither the embedded conversion option in the Series D, Series E and Series F Preferred Stock, nor the embedded call option in the Series D, Series E, Series F and Series G Preferred Stock, meet the criteria to be separated from the Series D, Series E, Series F or Series G Preferred Stock and thus these features should not be bifurcated and accounted for as derivatives. Additionally, the Series D and Series E Preferred Stock each contain a beneficial conversion feature (“BCF”). Following the January 1, 2021 adoption of Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, no BCF is recorded in the consolidated financial statements. Finally, the Company determined that the Series D, Series E and Series F Preferred Stock do not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series D, Series E and Series F Preferred Stock should not be classified in mezzanine equity. Similarly, the voluntary redemption feature of the Series G Preferred Stock cannot result in the Company being required to redeem the shares converted and the Series G Preferred Stock is not required to be classified in mezzanine equity.

Preferred Stock Issued with Warrants. We evaluate preferred stock issued with warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging and ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” The Company evaluated the provisions of the Series I Preferred Stock and the Warrants issued in the Rights Offering under the guidelines described above. Based on this evaluation, the Company determined that the Series I Preferred Stock and Warrants each meet the definition of a freestanding financial instrument and should be accounted for separately upon issuance.

●

Series I Preferred Stock. The Series I Preferred Stock is not a mandatorily redeemable financial instrument and any obligation to issue a variable number of shares of Common Stock does not require liability classification. Accordingly, the Series I Preferred Stock should be classified as equity. The embedded conversion option in the Series I Preferred Stock does not meet the criteria to be separated from the Series I Preferred Stock and thus this feature should not be bifurcated and accounted for as a derivative. The subsequent rights offering privilege meets the criteria to be accounted for as a derivative, however, the scope exception is met and classification of the subsequent rights offering privilege in stockholders’ equity is appropriate. Because the Series I Preferred Stock is also classified in stockholders’ equity, no separate accounting is provided for the subsequent rights offering privilege. Finally, the Company determined that the Series I Preferred Stock does not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series I Preferred Stock should not be classified in mezzanine equity.

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

Contingent Liabilities. We are subject to legal proceedings and claims that arise in the normal course of business. In accordance with ASC Topic 450, Contingencies, we accrue for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. This determination requires significant judgment by management. As of the date of the filing of this Annual Report on Form 10-K, we are engaged in ongoing litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. In assessing whether we should accrue a liability in our financial statements as a result of this lawsuit, we considered various factors, including the legal and factual circumstances of the case, the trial records and post-trial rulings of the applicable courts, the current status of the proceedings, applicable law and the views of legal counsel.

We have concluded that a loss from the Goldberg case is not determinable or reasonably estimable and, therefore, a liability has not been recorded with respect to this case as of December 31, 2022. The amount of ultimate liability, if any, with respect to the Goldberg litigation is unknown.

Fair Value of Equity Transactions. Exchanges of preferred stock are recorded in the financial statements based on their estimated fair values at the date of exchange. The fair value of each series of preferred stock is estimated using the OPM Backsolve equity valuation method. The determination of fair value using the OPM Backsolve method is impacted by our stock price, the value of the most recent equity transaction and the features of each class of security, which can include rights such as liquidation preferences, required returns, conversion options, or other items. Differences in these features result in differences in value for each class of security. The OPM Backsolve method uses the economic rights, relationships and participation levels of the securities along with the Black-Scholes option pricing model to create an option-based equation for the equity capital structure of the company. When the value of one class of equity security is known, the OPM Backsolve method provides the ability to calculate a fair value for all other equity securities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, and the related notes, together with the report of Marcum LLP dated March 27, 2023, are set forth at pages F-1 through F-33 attached hereto and incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Chief Medical Officer and Vice President, Finance and Administration, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment we concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names and committee assignments of the persons who constitute our Board of Directors.

Name	Age	Committee(s)
Amit Bhalla	48	Audit
Alexander L. Cappello	67	Audit; Compensation, Nominating and Governance; Board Oversight
John K. Scott, Jr.	68	Compensation, Nominating and Governance; Board Oversight
Joshua M. Wilson	45	—
Malcolm G. Witter	69	Audit (Chair); Compensation, Nominating and Governance (Chair)

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

Directors whose terms continue until the 2024 Annual Meeting:

Joshua M. Wilson has served as a director of Navidea since September 2022. Mr. Wilson is a seasoned banking and finance executive with more than 23 years of financial services and family office experience. During his career, Mr. Wilson has focused on raising capital and streamlining company operations for profit and non-profit entities, raising more than $500 million. Since June 2022 Mr. Wilson has served as the Chief Executive Officer for the UpSwing Foundation, focusing on raising capital for the vertical construction of UpSwing Foundation’s World Headquarters and overseeing all day-to-day operations of its business in support of the Foundation’s mission of “Connecting People and Catapulting Dreams-Together,” achieved through access to elite athletic facilities, multi-sport training, and scholarship opportunities. Mr. Wilson also currently serves as the Executive Director of G2G Ventures, a Colorado-based single-family office, focusing on the creation of its first four private equity partnership funds with assets in energy, industrial warehousing, biotechnology and biopharmaceuticals. From 2017 to June 2022, Mr. Wilson was State President-CO/WY-AZ-CA of First Western Trust Bank, and from 2011 to 2016, he served as Chief Financial Officer/Family Office Executive of Central Resources, Inc. Prior to that, Mr. Wilson held roles of increasing responsibility at multiple financial institutions, including Market President-Denver of First Western Trust Bank, Senior Vice President of Vectra Private Bank, and Vice President of Bank One/JP Morgan Chase. Mr. Wilson currently serves on the board of directors of Lynx Energy ULC and has prior board experience with First Western Trust. Mr. Wilson received his B.S. in Business Administration from Regis University.

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

Directors whose terms continue until the 2025 Annual Meeting:

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

Information About our Executive Officers

The following individuals are executive officers of Navidea and serve in the positions indicated below:

Name	Age	Position
Michael S. Rosol, Ph.D.	54	Chief Medical Officer
Erika L. Eves	53	Vice President, Finance and Administration

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

Delinquent Section 16 Filings

Section 16(a) of the Exchange Act requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2022, except for: (i) Mr. Scott, who had one late Form 4 filing related to his exchange of preferred stock, and (ii) Mr. Wilson, who had one late Form 3 filing due to delays in obtaining SEC filer codes.

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

Board of Directors Meetings

Our Board of Directors held a total of 18 meetings in the fiscal year ended December 31, 2022, and each of the directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and committees (if any) on which he served.

The Board of Directors has established the following committees to assist it in its oversight responsibilities: Audit Committee, Compensation, Nominating and Governance Committee, and Board Oversight Committee. The current membership and responsibilities of each committee are disclosed below.

Audit Committee

The Audit Committee of the Board of Directors selects our independent registered public accounting firm with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles that we use in financial reporting, and the adequacy of our internal control procedures. The current members of our Audit Committee are Malcolm G. Witter (Chair), Amit Bhalla and Alexander L. Cappello, each of whom is “independent” under Section 803A of the NYSE American Company Guide, and each of whom meets the requirements of an “audit committee financial expert” as set forth in Section 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee held five meetings in the fiscal year ended December 31, 2022. The Board of Directors adopted a written Amended and Restated Audit Committee Charter on April 30, 2004. A copy of the Amended and Restated Audit Committee Charter is posted on the Company’s website at www.navidea.com.

Compensation, Nominating and Governance Committee

The CNG Committee of the Board of Directors discharges the Board’s responsibilities relating to the compensation of the Company's directors, executive officers and associates, identifies and recommends to the Board of Directors nominees for election to the Board, and assists the Board in the implementation of sound corporate governance principles and practices. With respect to its compensation functions, the CNG Committee evaluates and approves executive officer compensation and reviews and makes recommendations to the Board with respect to director compensation, including incentive or equity-based compensation plans; reviews and evaluates any discussion and analysis of executive officer and director compensation included in the Company’s annual report or proxy statement, and prepares and approves any report on executive officer and director compensation for inclusion in the Company’s annual report or proxy statement required by applicable rules and regulations; and monitors and evaluates, at the Committee’s discretion, matters relating to the compensation and benefits structure of the Company and such other domestic and foreign subsidiaries or affiliates, as it deems appropriate. The members of our CNG Committee are Malcolm G. Witter (Chair), Alexander L. Cappello and John K. Scott, Jr. The CNG Committee held 11 meetings in the fiscal year ended December 31, 2022. The Board of Directors adopted a written Compensation, Nominating and Governance Committee Charter on February 26, 2009. A copy of the Compensation, Nominating and Governance Committee Charter is posted on the Company’s website at www.navidea.com.

Board Oversight Committee

The Board Oversight Committee of the Board of Directors provides support and guidance to the Company’s executive leadership. In November 2021, following the resignation of the Company’s former Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Jed. A. Latkin, our Board of Directors established an Executive Leadership Committee to lead the Company on an interim basis until its next CEO was identified. The Executive Leadership Committee included Michael S. Rosol, Ph.D., our Chief Medical Officer, Erika L. Eves, our Vice President of Finance and Administration and Jeffrey G. Smith, our Vice President of Operations. Effective October 6, 2022, the Executive Leadership Committee was disbanded, and the Board Oversight Committee now works directly with Dr. Rosol. The current members of the Board Oversight Committee are Alexander L. Cappello and John K. Scott, Jr.

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

●

Pay commensurate with other companies categorized as value creators: The CNG Committee has set a goal that the Company should move toward compensation levels for senior executives that are, at a minimum, at the 25th to 75th percentile for similar executives in the workforce while taking into account current market conditions and Company performance. This allows us to attract, hire, reward and retain senior executives who formulate and execute our strategic plans and drive exceptional results.

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

The CNG Committee does not believe that our compensation policies and practices for our employees give rise to risks that are reasonably likely to have a material adverse effect on the Company. Our incentive-based compensation is based on management’s evaluation of individual employee performance. The CNG Committee believes that such incentive-based compensation creates a strong motivation for Company employees to contribute towards the achievement of strong, sustainable performance, and believes that the Company has a strong set of internal controls that minimize the risk that financial performance can be misstated in order to achieve incentive compensation payouts.

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

Scope of Authority of the CNG Committee. The Board of Directors has authorized the CNG Committee to establish the compensation programs for all executive officers and to provide oversight for compliance with our compensation philosophy. Annually, the CNG Committee recommends the compensation for our executive officers, including awards under incentive plans. The Chief Medical Officer provides input for the CNG Committee regarding the performance and appropriate compensation of the other officers. The CNG Committee gives considerable weight to the Chief Medical Officer’s evaluation of the other officers because of his or her direct knowledge of each officer’s performance and contributions. The CNG Committee also makes recommendations to the Board of Directors on appropriate compensation for the non-employee directors. In addition to overseeing the compensation of executive officers, the CNG Committee recommends or approves awards under short-term cash incentive and long-term equity-based compensation plans for all other employees. For more information on the CNG Committee’s role, see the CNG Committee’s charter, which can be found on our website at www.navidea.com.

Independent Compensation Expertise. The CNG Committee is authorized to periodically retain independent experts to assist in evaluating executive compensation plans and in setting executive compensation levels. These experts provide information on trends and best practices so the CNG Committee can formulate ongoing plans for executive compensation. The CNG Committee retained Frederic W. Cook & Co., Inc. (“F.W. Cook”) as its independent consultant to assist in the determination of the reasonableness and competitiveness of the compensation levels of its Named Executive Officers and Board of Directors for fiscal 2022. No conflict of interest exists that would prevent F.W. Cook from serving as independent consultant to the CNG Committee.

For fiscal 2022, F.W. Cook performed a benchmark compensation review of our key executive positions, including our Chief Medical Officer and our Board of Directors. F.W. Cook utilized published survey and proxy reported data from compensation peers, with market data aged to January 1, 2022, by an annualized rate of 3.0%, the expected pay increase in 2022 for executives in the life sciences industry.

In evaluating appropriate executive compensation, it is common practice to set targets at a point within the competitive marketplace. The CNG Committee sets its competitive compensation levels based upon its compensation philosophy. Following completion of the F.W. Cook study for 2022, the CNG Committee noted that the total cash compensation of our Chief Medical Officer was below the 25th percentile for an established peer group of companies.

Peer Group Companies. As part of their review, F.W. Cook surveyed the compensation levels at specific competitive benchmark companies. With input from the Board of Directors, F.W. Cook chose the peer companies because they are developmental life sciences companies and are similar to Navidea in revenue, employees and market capitalization. The selected peer group companies have market capitalization of less than $250 million and have comparable key executive positions. While the specific plans for these companies may or may not be used, it is helpful to review their compensation data to provide benchmarks for the overall compensation levels that will be used to attract, hire, retain and motivate our executives.

As competitors and similarly situated companies that compete for the same executive talent, F.W. Cook and the CNG Committee determined that the following peer group companies most closely matched the responsibilities and requirements of our executives:

Actinium Pharmaceuticals, Inc.	ContraFect Corporation	Marker Therapeutics, Inc.
Advaxis	Corvus Pharmaceuticals	NanoViricides
aTyr Pharma Inc.	Genocea Biosciences, Inc.	OncoSec Medical Incorporated
Bellicum Pharmaceuticals, Inc.	GeoVax Labs, Inc.	Phio Pharmaceuticals Corp.
Bio-Path Holdings, Inc.	Idera Pharmaceuticals	Regulus Therapeutics, Inc.
Calithera Biosciences, Inc.	Innovation Pharmaceuticals, Inc.	T2 Biosystems, Inc.
Cidara Therapeutics, Inc.	Lumos Pharma, Inc.	Vaccinex, Inc.

F.W. Cook used the publicly available compensation information for these companies to analyze our competitive position in the industry. Base salaries and short-term and long-term incentive plans of the executives of these companies were reviewed to provide background and perspective in analyzing the compensation levels for our executives.

Specific Elements of Executive Compensation

Base Salary. Base salaries for senior executives are set using the CNG Committee’s philosophy that compensation should be competitive and based upon performance. Executives should expect that their base salaries, coupled with a cash bonus award, would provide them the opportunity to be compensated at or above the competitive market at the 25th to 75th percentile.

Based on competitive reviews of similar positions, industry salary trends, overall company results and individual performance, salary increases may be approved from time to time. The CNG Committee reviews and approves base salaries of all executive officers. In setting specific base salaries for fiscal 2022, the CNG Committee considered published proxy data for similar positions at peer group companies.

On September 9, 2022, the CNG Committee approved changes to base salaries for fiscal 2022, retroactive to January 1, 2022. The following table shows the changes in base salaries for the Named Executive Officers that were approved for fiscal 2022 compared to the approved salaries for fiscal 2021:

Named Executive Officer	Fiscal 2022 Base Salary(a)	Fiscal 2021 Base Salary(a)	Change
Michael S. Rosol, Ph.D.	$325,000	$240,000	35.4%
Erika L. Eves	175,000	156,200	12.0%

(a)

The amount shown for fiscal 2022 and 2021 is the approved annual salary of the Named Executive Officer in effect at the end of each year. The actual amount paid to the Named Executive Officer during fiscal 2022 and 2021 is shown under “Salary” in the Summary Compensation table below.

The following table shows the base salaries for the Named Executive Officers for fiscal 2023 compared to the approved salaries for fiscal 2022:

Named Executive Officer	Fiscal 2023 Base Salary	Fiscal 2022 Base Salary	Change
Michael S. Rosol, Ph.D.	$325,000	$325,000	—%
Erika L. Eves	175,000	175,000	—%

As of the date of filing this Annual Report on Form 10-K, 2023 salary changes have not yet been determined.

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

The cash bonus compensation plan provides each participant with an opportunity to receive an annual cash bonus based on each employee’s individual performance during the fiscal year. Cash bonus targets for senior executives are determined as a percentage of base salary, based in part on published proxy data for similar positions at peer group companies. The following are the key provisions of the cash bonus compensation plan for our Named Executive Officers:

●

The plan is administered by the CNG Committee, which has the power and authority to establish, adjust, pay or decline to pay the cash bonus for each participant, including the power and authority to increase or decrease the cash bonus otherwise payable to a participant. However, the CNG Committee does not have the power to increase, or make adjustments that would have the effect of increasing, the cash bonus otherwise payable to any executive officer.

●	The CNG Committee is responsible for specifying the terms and conditions for earning cash bonuses, including establishing performance objectives for executive officers.

●

As soon as reasonably practicable after the end of each fiscal year, the CNG Committee determines whether and to what extent each performance objective has been achieved and the amount of the cash bonus to be paid to each executive officer.

For fiscal 2022, the cash bonus for each executive officer was a function of the designated target bonus amount and individual performance objectives.

For fiscal 2022, the Board of Directors determined the cash bonus targets for Named Executive Officers as follows:

Named Executive Officer	Target Cash Bonus (% of Salary)	Target Cash Bonus ($ Amount)
Michael S. Rosol, Ph.D.	25.0%	$81,250
Erika L. Eves	15.0%	26,250

As of the date of filing this Annual Report on Form 10-K, 2022 bonus payouts have not yet been determined.

Long-Term Incentive Compensation. All Company employees are eligible to receive equity awards in the form of stock options, restricted stock or unrestricted stock. Equity instruments awarded under the Company’s equity-based compensation plan are based on the following criteria:

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

On September 9, 2022, the CNG Committee approved and adopted the terms and conditions of a long-term incentive plan (“LTIP”) that seeks to motivate and reward employees. The LTIP provides for the issuance of share-based awards to Named Executive Officers and other employees of the Company pursuant to the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan. The target amount of the stock award under the LTIP for each employee was determined by the CNG Committee based on a variety of factors. Payout of the stock awards is based on the achievement of pre-established performance objectives and goals related to financing and FDA and EMA regulatory milestones for the Company’s Phase 3 clinical trial for rheumatoid arthritis (NAV3-33) over a 40-month performance period. The financing and EMA regulatory milestones will each comprise 5% of the total stock award payout for participants; the FDA regulatory milestones will comprise the remaining 90%. The payout amount is subject to downward adjustment based on the timing of the achievement of the particular milestone. In order to receive the payout, the participant generally will be required to continue to be employed through the date of the payout. Upon issuance of the stock award, the participant will be 100% vested in the stock award.

The CNG Committee established the target payout amount under the LTIP for its Named Executive Officers as follows:

Named Executive Officer	Target Stock Award (Number of Shares)
Michael S. Rosol, Ph.D.	260,000
Erika L. Eves	120,000

Although equity awards may be made at any time as determined by the CNG Committee, they are generally made to all full-time employees pursuant to the LTIP. Based on completion of the public rights offering in August 2022, the CNG Committee decided to pay out 5% of the target stock award to all participants under the LTIP. On September 9, 2022, the following stock awards were made to the Named Executive Officers under the LTIP: 13,000 shares of common stock to Dr. Rosol and 6,000 shares of common stock to Ms. Eves. No FDA or EMA regulatory milestone was achieved during fiscal 2022.

On March 10, 2023, the CNG Committee amended the LTIP to award all remaining unearned LTIP stock awards as stock options. The LTIP stock options have an exercise price of $0.32 per share, and will expire on the tenth anniversary of the date of grant. The LTIP stock options will vest according to the performance objectives originally established for the LTIP as described above. On March 10, 2023, the following stock options were made to the Named Executive Officers under the LTIP: 247,000 stock options to Dr. Rosol and 114,000 stock options to Ms. Eves.

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

401(k) Retirement Plan. All employees are given an opportunity to participate in our 401(k) Plan following a new-hire waiting period. Under the 401(k) Plan, participants may have pre-tax amounts, or post-tax amounts under a Roth option, withheld from their pay. The 401(k) Plan provides for a discretionary employer matching contribution (currently, a 100% match up to 6% of salary in the form of our Common Stock). Participants may invest their contributions in various fund options, but are prohibited from investing their contributions in our Common Stock. Participants are immediately vested in both their contributions and Company matching contributions. The 401(k) Plan qualifies under section 401 of the Internal Revenue Code, which provides that employee and company contributions and income earned on contributions are not taxable to the employee until withdrawn from the 401(k) Plan, and that the Company may deduct its contributions when made.

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

No director who served on the CNG Committee during 2022 had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company or member of the CNG Committee during 2022.

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Named Executive Officers for the last two fiscal years.

Summary Compensation Table for Fiscal 2022

Named Executive Officer	Year	Salary	(a) Stock Awards	(a) Option Awards	(b) Non-Equity Incentive Plan Compensation	(c) All Other Compensation	Total Compensation
Michael S. Rosol, Ph.D. (d)	2022	$336,667	$3,640	$—	$81,250	$8,231	$429,788
Chief Medical Officer	2021	263,526	—	133,037	63,057	9,731	469,351
(Principal Executive Officer)

Erika L. Eves (e)	2022	$181,667	$1,680	$—	$26,250	$13,817	$223,414
Vice President,	2021	171,072	—	23,481	29,614	12,563	236,730
Finance & Administration

(a)

Amount represents the aggregate grant date fair value in the year granted in accordance with FASB ASC Topic 718. Assumptions made in the valuation of these awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(b)

Amount represents the total non-equity incentive plan amounts which are disclosed for the year in which they were earned (i.e., the year to which the service relates). Non-equity incentive plan amounts for 2022 have not been approved by the Board of Directors as of the date of this filing and are therefore disclosed as 100% of the target amount. Once approved by the Board of Directors, the actual cash bonus amounts will be disclosed in a Current Report on Form 8-K.

(c)	Amount represents additional compensation as disclosed in the All Other Compensation Table below.
(d)	Dr. Rosol’s salary for the fiscal years ended December 31, 2022 and 2021 includes an additional $11,667 and $26,026, respectively, for his service on the Executive Leadership Committee.
(e)	Ms. Eves’s salary for the fiscal years ended December 31, 2022 and 2021 includes an additional $6,667 and $14,872, respectively, for her service on the Executive Leadership Committee.

All Other Compensation

The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

All Other Compensation Table for Fiscal 2022

Named Executive Officer	Year	(a) Employer Matching Contribution to 401(k) Plan	(b) Employer Contribution to Health Savings Account	Total All Other Compensation
Michael S. Rosol, Ph.D.	2022	$7,231	$1,000	$8,231
Chief Medical Officer	2021	8,731	1,000	9,731
(Principal Executive Officer)

Erika L. Eves	2022	$12,817	$1,000	$13,817
Vice President, Finance & Administration	2021	11,563	1,000	12,563

(a)	Amount represents the value of the common stock accrued for contribution to the Named Executive Officer’s account in our 401(k) Plan as calculated on a quarterly basis.
(b)	Amount represents employer contributions to the Named Executive Officer’s Health Savings Account.

Tax Consequences

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, included a number of significant changes to Section 162(m) of the Internal Revenue Code, such as the repeal of the qualified performance-based compensation exemption and the expansion of the definition of “covered employees” (for example, by including the chief financial officer and certain former Named Executive Officers as covered employees). As a result of these changes, except as otherwise provided in the transition relief provisions of the Tax Cuts and Jobs Act, compensation paid to any of our covered employees generally will not be deductible in 2022 or future years, to the extent that it exceeds $1 million.

Grants of Plan-Based Awards

The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2022. For information about the plans under which these awards were granted, see the discussion under “Short-Term Incentive Compensation” and “Long-Term Incentive Compensation” in the “Compensation Discussion and Analysis” section above.

Grants of Plan-Based Awards Table for Fiscal 2022

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Underlying	Exercise Price of Option	Grant Date Fair Value of Stock and Option
Named Executive Officer	Grant Date	Threshold	Maximum	Threshold	Maximum	of Stock	Options	Awards	Awards
Michael S. Rosol, Ph.D.	N/A	$—	$81,250	—	—	—	—	$—	$—	(a)
	9/9/2022	—	—	—	—	13,000	—	—	3,640	(b)

Erika L. Eves	N/A	$—	$26,250	—	—	—	—	$—	$—	(a)
	9/9/2022	—	—	—	—	6,000	—	—	1,680	(b)

(a)

The Threshold column reflects the possibility that no minimum cash bonus awards will be payable. The Maximum column reflects the cash bonus awards payable if the Board of Directors, in its discretion, awards the maximum cash bonus.

(b)	These stock awards were made pursuant to the LTIP described above. The fair value on the date of grant is based on the closing price of our Common Stock of $0.28 per share.

Outstanding Equity Awards

The following table presents certain information concerning outstanding equity awards held by the Named Executive Officers as of December 31, 2022.

Outstanding Equity Awards Table at Fiscal 2022 Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)						Market Value of Shares of	Equity Incentive Plan Awards
Named Executive Officer	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Note	Number of Shares of Stock that Have Not Vested	Stock that Have Not Vested	Number of Unearned Shares	Market Value of Unearned Shares	Note
Michael S. Rosol,	6,250	—	$7.60	1/2/2029	(f)
Ph.D.	16,667	8,333	1.06	2/6/2030	(h)
	8,333	16,667	2.56	2/15/2031	(i)
	18,750	81,250	1.08	12/27/2031	(j)

Erika L. Eves	625	—	$61.60	2/15/2023	(a)
	625	—	35.40	1/28/2024	(b)
	625	—	33.00	3/26/2025	(c)
	1,000	—	10.20	4/25/2027	(d)
	1,200	—	7.20	2/20/2028	(e)
	2,400	—	3.00	2/7/2029	(g)
	4,000	2,000	1.06	2/6/2030	(h)
	4,167	8,333	2.56	2/15/2031	(i)

(a)	Options were granted February 15, 2013 and vested as to one-fourth on each of the first four anniversaries of the date of grant.
(b)	Options were granted January 28, 2014 and vested as to one-fourth on each of the first four anniversaries of the date of grant.
(c)	Options were granted March 26, 2015 and vested as to one-third on each of the first three anniversaries of the date of grant.
(d)	Options were granted April 25, 2017 and vested as to one-third on each of the first three anniversaries of the date of grant.
(e)	Options were granted February 20, 2018 and vested as to one-third on each of the first three anniversaries of the date of grant.
(f)	Options were granted January 2, 2019 and vested as to one-third on January 2, 2019, July 2, 2019 and January 2, 2020.
(g)	Options were granted February 7, 2019 and vest as to one-third on each of the first three anniversaries of the date of grant.
(h)	Options were granted February 6, 2020 and vest as to one-third on each of the first three anniversaries of the date of grant.
(i)	Options were granted February 15, 2021 and vest as to one-third on each of the first three anniversaries of the date of grant.
(j)	Options were granted December 27, 2021 and vest quarterly over four years beginning April 1, 2022.

Options Exercised and Stock Vested

The following table presents, with respect to the Named Executive Officers, certain information about option exercises and restricted stock vested during fiscal 2022.

Options Exercised and Stock Vested Table for Fiscal 2022

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting	Note
Michael S. Rosol, Ph.D.	—	$—	—	$—
Erika L. Eves	—	—	—	—

Compensation of Non-Employee Directors

In October 2021, the Board of Directors retained the services of a compensation consultant, F.W. Cook, to evaluate the compensation of the non-employee directors. Based on the recommendation of F.W. Cook, our Board of Directors adopted a non-employee director compensation policy, beginning November 16, 2021. Under the policy, our non-employee directors are eligible to receive the following cash compensation for their services:

●	an annual retainer of $42,500 for each Board member;
●	an additional annual retainer of $50,000 for the Chair of the Board;
●	an additional annual retainer of $35,000 for the Vice Chair of the Board;
●	an annual retainer of $10,000 for each Audit Committee member;
●	an additional annual retainer of $10,000 for the Chair of the Audit Committee;
●	an annual retainer $7,500 for each CNG Committee member;
●	an additional annual retainer of $7,500 for the Chair of the CNG Committee; and
●	an additional annual retainer of $100,000 for each member of the Board Oversight Committee. (a)

(a)	Mr. Cappello and Mr. Scott waived their Board Oversight Committee retainers effective July 1, 2022 and February 1, 2022, respectively.

On November 16, 2021, each non-employee director received a grant of 30,000 shares of unrestricted common stock, which were payable in equal monthly issuances over 12 months, as well as 30,000 shares of restricted stock that vest as to one-third on each of the first three anniversaries of the date of grant. Following his September 2022 appointment to the Board of Directors, on November 3, 2022 Mr. Wilson was awarded 30,000 shares of restricted stock that vest as to one-third on each of the first three anniversaries of the date of grant.

The policy also provides for the reimbursement of our non-employee directors for reasonable and documented travel expenses to attend meetings of our Board of Directors and committees of our Board of Directors.

The aggregate number of equity awards outstanding as December 31, 2022 for each Director is set forth in the footnotes to the beneficial ownership table provided in the section entitled “Principal Stockholders.” Directors who are also officers or employees of Navidea do not receive any compensation for their services as directors.

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash (a)	Option Awards	Stock Awards (b),(c),(d)	All Other Compensation	Total Compensation
Amit Bhalla	$52,500	$—	$16,813	$—	$69,313
Alexander L. Cappello (e)	160,000	—	16,813	—	176,813
John K. Scott, Jr. (f)	93,333	—	16,813	—	110,146
Joshua M. Wilson (g)	10,625	—	7,092	—	17,717
Malcolm G. Witter	77,500	—	16,813	—	94,313

(a)

Amount represents fees earned during the fiscal year ended December 31, 2022 (i.e., the year to which the service relates). Monthly retainers are paid during the month in which they are earned. During 2022, Messrs. Bhalla, Scott, Wilson and Witter elected to defer receipt of fees payable in cash until the Company raises sufficient additional capital. Effective October 1, 2022, Mr. Cappello also elected to defer receipt of fees payable in cash until the Company raises sufficient additional capital. The value of the deferred cash payments is included in this amount.

(b)

Amounts shown do not reflect compensation actually received by the director but represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. Amounts include the value of restricted stock awards as well as the value of unrestricted common stock issued or to be issued for fees earned during the fiscal year ended December 31, 2022 (i.e., the year to which the service relates). During 2022, Messrs. Scott and Witter elected to defer receipt of fees payable in unrestricted common stock until further notice. Effective October 1, 2022, Messrs. Bhalla and Cappello also elected to defer receipt of fees payable in unrestricted common stock until further notice. The value of the deferred stock grants is included in the Stock Awards column. On November 3, 2022, Mr. Wilson was issued 30,000 shares of restricted stock that vest as to one-third on each of the first three anniversaries of the date of grant.

(c)

As of December 31, 2022, the current non-employee directors held an aggregate of 90,000 shares of unvested restricted stock, with Messrs. Bhalla, Cappello and Witter each holding 20,000 shares, and Mr. Wilson holding 30,000 shares of unvested restricted stock.

(d)

During the year ended December 31, 2022, non-employee directors earned an aggregate of 105,000 shares of unrestricted common stock in partial payment of their fees. Of that amount, a total of 45,000 shares of unrestricted common stock were issued during the year ended December 31, 2022. As of December 31, 2022, a total of 72,869 shares of unrestricted common stock were deferred until further notice.

(e)

Mr. Cappello’s cash fees for the fiscal year ended December 31, 2022 include $50,000 for his service on the Board Oversight Committee. Mr. Cappello waived his Board Oversight Committee retainer effective July 1, 2022.

(f)

Mr. Scott’s cash fees for the fiscal year ended December 31, 2022 include $8,333 for his service on the Board Oversight Committee. Mr. Scott waived his Board Oversight Committee retainer effective February 1, 2022.

(g)	Mr. Wilson joined the Board of Directors effective September 30, 2022. The amounts shown reflect prorated cash fees and the value of restricted stock awarded to Mr. Wilson on November 3, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2022, concerning shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	(1) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(2) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(3) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders (a)	702,805	$4.42	6,421,430
Equity compensation plans not approved by security holders	—	—	—
Total	702,805	$4.42	6,421,430

(a)

Our stockholders ratified the 2014 Stock Incentive Plan (the “2014 Plan”) at the 2014 Annual Meeting of Stockholders held on July 17, 2014 and amended the 2014 Plan at the 2018, 2020 and 2022 Annual Meetings of Stockholders held on August 16, 2018, September 10, 2020 and December 8, 2022, respectively. The total number of shares available for awards under the 2014 Plan shall not exceed 7,750,000 shares, plus any shares subject to outstanding awards granted under prior plans and that expire or terminate for any reason. Although awards are still outstanding under the Fourth Amended and Restated 2002 Stock Incentive Plan (the “2002 Plan”), the 2002 Plan has expired and no new grants may be made from it. The total number of securities to be issued upon exercise of outstanding options includes 697,355 shares underlying options granted under the 2014 Plan and 5,450 shares underlying options granted under the 2002 Plan.

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters

The following table sets forth, as of March 17, 2023, certain information with respect to the beneficial ownership of shares of our Common Stock by: (i) each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (ii) each director or nominee for director of our Company, (iii) each of the Named Executive Officers, and (iv) our directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. Percentage ownership is based on 32,851,252 shares of our Common Stock outstanding as of March 17, 2023. Shares underlying options or other rights to acquire our Common Stock that are exercisable within 60 days of March 17, 2023 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options or other rights, but are not deemed outstanding for computing the percentage ownership of any other persons. The address of all directors and executive officers is c/o Navidea Biopharmaceuticals, Inc., 4995 Bradenton Avenue, Suite 240, Dublin, OH 43017.

Directors and Executive Officers	Number of Shares Beneficially Owned		Percent of Class
Amit Bhalla	54,318	(a)	*
Alexander L. Cappello	47,727	(b)	*
Erika L. Eves	66,166	(c)	*
Michael S. Rosol, Ph.D.	160,050	(d)	*
John K. Scott, Jr.	18,785,384	(e)	43.1%
Joshua M. Wilson	—	(f)	*
Malcolm G. Witter	658,698	(g)	2.0%
All directors and current executive officers as a group (7 persons)	19,772,343		44.7%

5% Beneficial Owners
Irwin Bain	1,946,617	(h)	5.8%

(*)	Less than one percent.
(a)

This amount includes 2,500 shares issuable upon exercise of options which are exercisable within 60 days and 3,750 shares that Mr. Bhalla has the right to receive within 60 days but has elected to defer, but does not include 20,000 shares of unvested restricted stock.

(b)	This amount includes 3,750 shares that Mr. Cappello has the right to receive within 60 days but has elected to defer, but does not include 20,000 shares of unvested restricted stock.
(c)

This amount includes 20,808 shares issuable upon exercise of options which are exercisable within 60 days and 35,729 shares in Ms. Eves’s account in the 401(k) Plan, but does not include 118,167 shares issuable upon exercise of options which are not exercisable within 60 days.

(d)

This amount includes 79,167 shares issuable upon exercise of options which are exercisable within 60 days and 25,158 shares in Dr. Rosol’s account in the 401(k) Plan, but does not include 324,083 shares issuable upon exercise of options which are not exercisable within 60 days.

(e)

This amount includes (i) 2,639 shares owned by Mr. Scott’s spouse, (ii) 7,500 shares owned by Mr. Scott’s children, (iii) 32,483 shares that Mr. Scott has the right to receive within 60 days but has elected to defer, (iv) 5,332,800 shares issuable upon conversion of Series I Convertible Preferred Stock and (v) 5,332,800 shares issuable upon exercise of warrants. Mr. Scott will not have the right to convert the Series I Preferred Stock or exercise the warrants to the extent that such conversion or exercise would cause Mr. Scott, together with his affiliates, to beneficially own in excess of 4.99% of the then outstanding common stock following such conversion or exercise. This amount excludes 30,000 shares of unvested restricted stock that Mr. Scott has the right to receive within 60 days but has elected to defer.

(f)	This amount does not include 30,000 shares of unvested restricted stock.
(g)

This amount includes (i) 2,500 shares issuable upon exercise of options which are exercisable within 60 days, (ii) 32,886 shares that Mr. Witter has the right to receive within 60 days but has elected to defer, (iii) 255,530 shares issuable upon conversion of Series I Convertible Preferred Stock and (iv) 255,530 shares issuable upon exercise of warrants. This amount excludes 20,000 shares of unvested restricted stock.

(h)	The number of shares beneficially owned is based on a Schedule 13G filed by Irwin Bain with the SEC on October 6, 2022. The address of Irwin Bain is 185 South Drexel Avenue, Bexley, OH 43209.

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

On August 6, 2021, the Company moved for reconsideration of its obligations to advance fees in light of the Delaware Court’s decision dated June 23, 2021 (described below). On October 14, 2021, the Magistrate Judge recommended that Navidea’s motion for reconsideration be denied. On March 7, 2022, the District Court adopted the Report and Recommendation in part and permitted Dr. Goldberg to seek advancement for his fees incurred in defense of his claims since September 1, 2020. On April 8, 2022, Dr. Goldberg submitted a fee application seeking advancement of $143,172.55 for attorneys’ fees and disbursements for the time period September 1, 2020 through March 31, 2022. On March 15, 2023, the District Court adopted the Magistrate Judge’s report and recommendation that Dr. Goldberg’s application for fees allegedly incurred in connection with his defense of Navidea’s claims be denied as a sanction for failure to comply with prior court orders and that his application for fees incurred in connection with the successful prosecution of his prior fee applications be approved in the amount of $12,600. On March 17, 2023, the District Court confirmed that no further claims for advancement will be accepted by the Court in light of its March 15, 2023 Order.

Fact discovery and expert discovery in the New York Action have been completed. The Company has moved to disqualify Dr. Goldberg’s damages expert and briefing in the District Court was submitted on April 1, 2022. On November 9, 2022, the District Court issued an opinion granting the Company’s motion in part and precluding Dr. Goldberg’s damages expert from testifying on all but two issues. The Company anticipates that a briefing schedule for motions for summary judgment will be entered by the Court.

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

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Marcum LLP, PCAOB Auditor ID: 688. The Audit Committee has selected Marcum LLP as our independent registered public accounting firm for the years ended December 31, 2022 and 2021. In addition to retaining Marcum LLP to audit our consolidated financial statements for years ended December 31, 2022 and 2021, we may engage the firm from time to time during the year to perform other services.

Audit Fees. The aggregate fees billed and expected to be billed for professional services rendered by Marcum LLP, primarily related to the audit of the Company’s annual consolidated financial statements for the 2022 fiscal year, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2022 fiscal year, and review of other SEC filings, were $439,546 (including direct engagement expenses).

The aggregate fees billed for professional services rendered by Marcum LLP, primarily related to the audit of the Company’s annual consolidated financial statements for the 2021 fiscal year, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2021 fiscal year, and review of other SEC filings, were $347,055 (including direct engagement expenses).

Audit-Related Fees. No fees were billed by Marcum LLP for audit-related services for the 2022 or 2021 fiscal years.

Tax Fees. No fees were billed by Marcum LLP for tax-related services for the 2022 or 2021 fiscal years.

All Other Fees. No fees were billed by Marcum LLP for services other than those discussed above for the 2022 or 2021 fiscal years.

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

3.3

Second Amended and Restated By-Laws dated July 21, 1993, as amended July 18, 1995, May 30, 1996, July 26, 2007, November 7, 2013, April 2, 2021 and September 26,2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 30, 2022).

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

4.13

Certificate of Designation of Series H Junior Participating Preferred Stock of Navidea Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 12, 2022).

4.14

Certificate of Designation of Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series F Redeemable Convertible Preferred Stock of Navidea Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 12, 2022).

Exhibit Number	Exhibit Description

4.15

Certificate of Designations of Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series G Redeemable Preferred Stock of Navidea Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 12, 2022).

4.16

Section 382 Rights Agreement, dated as of April 7, 2022, between Navidea Biopharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 12, 2022).

4.17

Registration Rights Agreement effective as of April 10, 2022 by and between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 12, 2022).

4.18

Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock of Navidea Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 4.18 to the Company’s Pre-Effective Amendment No. 3 to Form S-1 Registration Statement filed August 2, 2022).

4.19	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.19 to the Company’s Pre-Effective Amendment No. 3 to Form S-1 Registration Statement filed August 2, 2022).

4.20

Form of Warrant Agency Agreement between Navidea Biopharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.20 to the Company’s Pre-Effective Amendment No. 3 to Form S-1 Registration Statement filed August 2, 2022).

4.21	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.21 to the Company’s Pre-Effective Amendment No. 3 to Form S-1 Registration Statement filed August 2, 2022).

4.22

First Amendment to Section 382 Rights Agreement, dated as of January 10, 2023, between Navidea Biopharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 10, 2023).

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

Exhibit Number	Exhibit Description

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

10.30

Amendment to Stock Purchase Agreement and Letter of Investment Intent, dated July 8, 2021, by and between Navidea Biopharmaceuticals, Inc. and Keystone Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2021).

10.31

Separation Agreement and General Release, dated November 23, 2021, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 26, 2021).^

10.32

Stock Exchange and Loan Agreement between Investor and Navidea Biopharmaceuticals, Inc., dated April 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 12, 2022).

10.33	Secured Term Note, dated April 10, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 12, 2022).

10.34

Security Agreement dated as of April 10, 2022 by Navidea Biopharmaceuticals, Inc. in favor of John Kim Scott, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 12, 2022).

10.35

Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (as amended and restated on August 16, 2018, September 10, 2020 and December 8, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed December 22, 2022).

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

Dated: March 27, 2023
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

Signature	Title	Date

/s/ Michael S. Rosol	Chief Medical Officer	March 27, 2023
Michael S. Rosol, Ph.D.	(Principal Executive Officer)

/s/ Erika L. Eves	Vice President, Finance & Administration	March 27, 2023
Erika L. Eves	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alexander L. Cappello*	Chairman of the Board of Directors	March 27, 2023
Alexander L. Cappello

/s/ John K. Scott, Jr.*	Vice Chairman of the Board of Directors	March 27, 2023
John K. Scott, Jr.

/s/ Amit Bhalla*	Director	March 27, 2023
Amit Bhalla

/s/ Joshua M. Wilson*	Director	March 27, 2023
Joshua M. Wilson

/s/ Malcolm G. Witter*	Director	March 27, 2023
Malcolm G. Witter

*By:	/s/ Michael S. Rosol
Michael S. Rosol, Ph.D., Attorney-in-fact

NAVIDEA BIOPHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT

As of December 31, 2022 and 2021

and for Each of the

Two Years in the Period Ended

December 31, 2022

FINANCIAL STATEMENTS

NAVIDEA BIOPHARMACEUTICALS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Navidea Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Navidea Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has experienced recurring net losses and has used significant cash to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Preferred Stock Exchanges

As described in Note 13 to the Company’s consolidated financial statements, on April 10, 2022, the Company entered into a Stock Exchange Agreement whereas the Company received a loan totaling $2.5 million. As consideration and a partial inducement to execute the transaction, the lender, who is also the holder of 100% of the Company's Series E Preferred Stock, delivered all 50,000 shares to the Company in exchange for the issuance of 1,740 shares of Series F Convertible Preferred Stock and 3,260 shares of Series G Preferred Stock.

Additionally, on August 30, 2022, the Company closed on the Rights Offering to its stockholders and certain warrant holders as of August 3, 2022 of the right to purchase up to 35,000 Units at a subscription price of $1,000 per Unit. Certain participants in the Rights Offering had the ability to pay the subscription price for their Units by cancelling or exchanging their shares of Series D Preferred Stock, Series F Preferred Stock and/or Series G Preferred Stock and the Company's indebtedness evidenced by a Bridge Note, instead of paying by check or wire transfer of funds.

Exchanges of preferred stock are recorded in the financial statements based on their estimated fair values at the date of exchange. The fair value of each series of preferred stock is estimated using the OPM Backsolve equity valuation method. The determination of fair value using the OPM Backsolve method is impacted by the Company stock price, the value of the most recent equity transaction and the features of each class of security, which can include rights such as liquidation preferences, required returns, conversion options, or other items. Differences in these features result in differences in value for each class of security. The OPM Backsolve method uses the economic rights, relationships and participation levels of the securities along with the Black-Scholes option pricing model to create an option-based equation for the equity capital structure of the Company. When the value of one class of equity security is known, the OPM Backsolve method provides the ability to calculate a fair value for all other equity securities.

We have identified the valuation of preferred stock exchanges as a critical audit matter. Changes in managements estimations and assumptions could have a material impact on the financial statements. Specifically, there was judgment applied by management in determining the estimated fair value at the date of the exchange. The valuation included making judgments about the methodologies and inputs to the valuation models. Auditing these matters involved especially challenging auditor effort due to the specialized skills and knowledge required to evaluate the valuation methodologies and the reasonableness of the inputs used to determine the estimated fair value at the date of the exchange.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the valuation of preferred stock exchanges include the following, among others:

●

To test the valuation of the instruments included in the exchanges, our audit procedures included, among others, evaluating the Company’s selection of valuation methodology, evaluating the methods and significant assumptions utilized by the Company’s valuation specialist, and testing the completeness and accuracy of the underlying data to support the significant assumptions, estimates, and inputs.

●	We involved our valuation specialist to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

●	Verified the mathematical accuracy of the valuation models used by the Company to determine the estimated fair values as of the date of the exchange.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

Hartford, CT
March 27, 2023

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,995,860	$4,230,865
Receivables	630	92,992
Inventory, net	427,344	151,155
Prepaid expenses and other	780,110	908,273
Total current assets	3,203,944	5,383,285
Property and equipment	835,845	866,306
Less accumulated depreciation and amortization	700,498	745,816
Property and equipment, net	135,347	120,490
Right-of-use lease assets	107,243	448,940
Less accumulated amortization	86,943	320,725
Right-of-use lease assets, net	20,300	128,215
License agreements, patents and trademarks	1,215,604	953,424
Less accumulated amortization	215,363	167,773
License agreements, patents and trademarks, net	1,000,241	785,651
Other assets	11,774	227,192
Total assets	$4,371,606	$6,644,833

(continued)

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY’
Current liabilities:
Accounts payable	$2,122,538	$1,421,317
Accrued liabilities and other	6,456,762	3,108,515
Notes payable, current	543,613	453,427
Lease liabilities, current	18,976	275,718
Deferred revenue, current	800,000	40,825
Total current liabilities	9,941,889	5,299,802
Lease liabilities, net of current portion	1,312	20,288
Note payable to related party, net of discount of $628,285	1,871,715	—
Deferred revenue	700,000	700,000
Total liabilities	12,514,916	6,020,090
Commitments and contingencies (See Note 12)
Stockholders’ (deficit) equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Series D preferred stock; $.001 par value, 150,000 shares authorized; 0 and 22,077 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	22
Series E preferred stock; $.001 par value, 50,000 shares authorized; 0 and 50,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	50
Series G preferred stock; $.001 par value, 3,260 shares authorized; 3,260 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3	—
Series H preferred stock; $.001 par value, 75,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Series I preferred stock; $.001 par value, 35,000 shares authorized; 9,480 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10	—
Common stock; $.001 par value; 300,000,000 shares authorized; 32,687,666 and 30,279,922 shares issued and outstanding as of December 31, 2022 and 2021, respectively	223,684	221,277
Additional paid-in capital	379,343,124	370,459,705
Accumulated deficit	(388,002,649)	(370,787,610)
Total stockholders' deficit	(8,435,828)	(106,556)
Noncontrolling interest	292,518	731,299
Total Navidea stockholders’ (deficit) equity	(8,143,310)	624,743
Total liabilities and stockholders’ (deficit) equity	$4,371,606	$6,644,833

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
Revenue:
Sales revenue	$14,645	$—
License revenue	—	45,615
Grant and other revenue	51,007	485,898
Total revenue	65,652	531,513
Cost of revenue	1,941	—
Adjustments for expired and expiring inventory	183,006	—
Gross (loss) profit	(119,295)	531,513
Operating expenses:
Research and development	5,969,774	5,141,910
Selling, general and administrative	7,961,826	7,450,015
Total operating expenses	13,931,600	12,591,925
Loss from operations	(14,050,895)	(12,060,412)
Other (expense) income:
Interest expense, net	(1,098,322)	(6,361)
Gain on extinguishment of debt	—	366,000
Other, net	(27,939)	(14,115)
Total other (expense) income, net	(1,126,261)	345,524
Net loss before income taxes	(15,177,156)	(11,714,888)
Provision for income taxes	—	(16,043)
Net loss	(15,177,156)	(11,730,931)
Net loss attributable to noncontrolling interest	3	4
Net loss attributable to Navidea and subsidiaries	(15,177,153)	(11,730,927)
Deemed dividend on preferred stock exchanged for Units	(2,037,886)	—
Net loss attributable to common stockholders	$(17,215,039)	$(11,730,927)

Loss attributable to common stockholders per common share (basic and diluted)	$(0.56)	$(0.40)
Weighted average shares outstanding	30,901,869	29,343,542

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

	Preferred Stock		Preferred Stock Subscribed		Preferred	Common Stock Issued		Common Stock Subscribed		Common
	Shares	Amount	Shares	Amount	Stock Subscriptions Receivable	Shares	Amount	Shares	Amount	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance, January 1, 2021	-	$-	132,250	$132	$(10,300,000)	27,149,691	$218,146	995,000	$995	$(4,975,000)	$375,428,014	$(359,056,683)	$731,303	$2,046,907
Issued restricted stock	-	-	-	-	-	105,000	106	-	-	-	-	-	-	106
Issued stock to 401(k) plan	-	-	-	-	-	30,018	30	-	-	-	76,816	-	-	76,846
Issued Series D Preferred Stock	76,827	77	(76,827)	(76)	2,550,000	-	-	-	-	-	-	-	-	2,550,001
Issued stock upon conversion of Series D Preferred Stock	(54,750)	(55)	-	-	-	2,951,509	2,951	-	-	-	(2,896)	-	-	-
Series D Preferred Stock subscribed	-	-	(55,423)	(56)	7,750,000	-	-	-	-	-	(5,542,245)	-	-	2,207,699
Issued Series E Preferred Stock, net of issuance costs	50,000	50	-	-	-	-	-	-	-	-	4,929,988	-	-	4,930,038
Issued stock upon stock option exercise	-	-	-	-	-	4,000	4	-	-	-	4,236	-	-	4,240
Issued stock in lieu of cash for payment of director fees	-	-	-	-	-	53,819	54	-	-	-	85,881	-	-	85,935
Cancelled stock to pay employee tax obligations	-	-	-	-	-	(14,115)	(14)	-	-	-	(17,346)	-	-	(17,360)
Common stock subscribed	-	-	-	-	-	-	-	(995,000)	(995)	4,975,000	(4,974,005)	-	-	-
Stock compensation expense	-	-	-	-	-	-	-	-	-	-	471,262	-	-	471,262
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,730,927)	(4)	(11,730,931)
Balance, December 31, 2021	72,077	72	-	-	-	30,279,922	221,277	-	-	-	370,459,705	(370,787,610)	731,299	624,743
Issued stock in lieu of cash bonuses	-	-	-	-	-	44,782	45	-	-	-	24,802	-	-	24,847
Issued stock to 401(k) Plan	-	-	-	-	-	53,238	53	-	-	-	44,667	-	-	44,720
Issued stock for payment of director fees	-	-	-	-	-	51,373	51	-	-	-	22,515	-	-	22,566
MT Preferred Stock reacquired due to Platinum settlement	-	-	-	-	-	-	-	-	-	-	438,778	-	(438,778)	-
Series E Preferred Stock exchanged for Series F and Series G Preferred Stock	(45,000)	(45)	-	-	-	-	-	-	-	-	821,295	-	-	821,250
Issued Series I Preferred Stock, net of costs	10,423	10	-	-	-	-	-	-	-	-	5,174,589	-	-	5,174,599
Series D and Series F Preferred Stock exchanged for Units in Rights Offering	(23,817)	(23)	-	-	-	-	-	-	-	-	23	-	-	-
Deemed dividend on Series D and Series F Preferred Stock exchanged for Units in Rights Offering	-	-	-	-	-	-	-	-	-	-	2,037,886	(2,037,886)	-	-
Series I Preferred Stock converted into Common Stock	(943)	(1)	-	-	-	2,095,490	2,095	-	-	-	(2,094)	-	-	-
Issued stock under long term incentive plan	-	-	-	-	-	70,500	71	-	-	-	19,669	-	-	19,740
Issued stock pursuant to warrant exercise	-	-	-	-	-	62,361	62	-	-	-	(62)	-	-	-
Issued restricted stock	-	-	-	-	-	30,000	30	-	-	-	-	-	-	30
Stock compensation expense	-	-	-	-	-	-	-	-	-	-	301,351	-	-	301,351
Net loss	-	-	-	-	-	-	-	-	-	-	-	(15,177,153)	(3)	(15,177,156)
Balance, December 31, 2022	12,740	$13	-	$-	$-	32,687,666	$223,684	-	$-	$-	$379,343,124	$(388,002,649)	$292,518	$(8,143,310)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,177,156)	$(11,730,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	48,229	36,803
Amortization of license agreements, patents and trademarks	47,590	40,151
Loss on disposal and abandonment of patents and equipment	65,082	98,733
Adjustments for expired and expiring inventory	183,006	—
Amortization of debt discount and issuance costs	207,591	—
Non-cash lease expense	107,915	121,880
Stock compensation expense	301,351	471,262
Gain on extinguishment of debt	—	(366,000)
Value of stock issued to 401(k) plan for employer matching contributions	44,720	76,846
Value of stock issued in payment of employee bonuses	24,847	—
Value of stock issued in payment of director fees	22,566	85,935
Value of stock issued under long term incentive plan	19,740	—
Changes in operating assets and liabilities:
Receivables	92,363	(30,675)
Inventory	(459,195)	18,643
Prepaid expenses and other assets	951,856	358,203
Accounts payable	701,221	259,600
Accrued and other liabilities	3,348,247	622,738
Lease liabilities	(275,718)	(294,951)
Deferred revenue	759,175	13,608
Net cash used in operating activities	(8,986,570)	(10,218,155)
Cash flows from investing activities:
Payments for purchases of equipment	(63,086)	(25,218)
Patent and trademark costs	(327,263)	(304,206)
Net cash used in investing activities	(390,349)	(329,424)
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants, including collection of stock subscriptions	6,173,000	12,682,700
Payment of preferred stock issuance costs	(998,401)	(69,962)
Proceeds from issuance of common stock	30	4,346
Payment of tax withholdings related to stock-based compensation	—	(17,360)
Proceeds from note payable	2,500,000	—
Payment of debt issuance costs	(14,626)	—
Principal payments on notes payable	(518,089)	(491,775)
Net cash provided by financing activities	7,141,914	12,107,949
Net (decrease) increase in cash and cash equivalents	(2,235,005)	1,560,370
Cash and cash equivalents, beginning of period	4,230,865	2,670,495
Cash and cash equivalents, end of period	$1,995,860	$4,230,865

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

In January 2015, Macrophage Therapeutics, Inc. (“MT”) was formed specifically to explore immuno-therapeutic applications for the Manocept platform. Navidea owns 99.96% of the outstanding shares of MT.

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

e.

Stock-Based Compensation: As of December 31, 2022, we had instruments outstanding under two stock-based compensation plans; the Fourth Amended and Restated 2002 Stock Incentive Plan (“2002 Plan”) and the Amended and Restated 2014 Stock Incentive Plan (“2014 Plan”). Currently, under the 2014 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents. Total shares authorized under the 2014 Plan is 7,750,000 shares. Although instruments are still outstanding under the 2002 Plan, the 2002 Plan has expired and no new grants may be made from it. Under both plans, the exercise price of each option is greater than or equal to the closing market price of our Common Stock on the date of the grant.

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

Expected volatilities are based on the Company’s historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current circumstances. Navidea uses historical data to estimate forfeiture rates. The expected term of stock options granted is based on the vesting period and the contractual life of the options. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. The assumptions used to calculate the fair value of stock option awards granted during the years ended December 31, 2022 and 2021 are noted in the following table.

	2022			2021
Expected volatility	92%	-	100%	90%	-	102%
Weighted-average volatility		94%			95%
Expected forfeiture rate	8.4%	-	8.9%	5.2%	-	9.0%
Expected term (in years)	6.2	-	6.3	5.5	-	6.2
Risk-free rate	1.7%	-	2.5%	0.6%	-	1.4%
Expected dividends		—			—

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

f.

Net Loss Per Share: Net loss per share is calculated in accordance with the two-class method. Under the two-class method, net loss is allocated between common stock and other participating securities based on their participation rights. We have determined that the outstanding nonvested restricted stock represents participating securities. Net losses are not allocated to the nonvested restricted stockholders for calculating net loss per share under the two-class method because nonvested restricted stockholders do not have contractual obligations to share in the losses of the Company. Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive instruments. Diluted net loss per share is calculated using the more dilutive of (a) the two-class method, or (b) treasury stock method, as applicable, to the potentially dilutive instruments. The weighted average number of shares of common stock outstanding during the period reflects additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued. Potential shares of common stock that may be issued by the Company include convertible preferred stock, options and warrants. See Note 5.

g.

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

h.

Receivables: Receivables are recorded net of an allowance for doubtful accounts. We estimate an allowance for doubtful accounts based on a review and assessment of specific accounts and other receivables and write off accounts against the allowance account when deemed uncollectible. See Note 6.

i.

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

j.

Intangible Assets: Intangible assets consist primarily of license agreements, and patent and trademark costs. Intangible assets are stated at cost, less accumulated amortization. License agreements and patent costs are amortized using the straight-line method over the estimated useful lives of the license agreements and patents of approximately 5 to 15 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis. During 2022 and 2021, we capitalized patent and trademark costs of $327,263 and $304,206, respectively. During 2022 and 2021, we abandoned patents with previously-capitalized patent costs of $52,702 and $98,645, respectively. Amortization expense related to intangible assets was $47,590 and $40,151 for the years ended December 31, 2022 and 2021, respectively, and was recorded in selling, general and administrative expenses on the consolidated statements of operations. Annual amortization of intangible assets is expected to be approximately $48,000 in each of the five years ending December 31, 2027.

k.

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

l.

Contingent Liabilities: We are subject to legal proceedings and claims that arise in the normal course of business. In accordance with ASC Topic 450, Contingencies, we accrue for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. This determination requires significant judgment by management. As of the date of the filing of this Annual Report on Form 10-K, we are engaged in separate matters of ongoing litigation with Capital Royalty Partners II, L.P. (“CRG”) and our former President and Chief Executive Officer, Dr. Michael Goldberg. In assessing whether we should accrue a liability in our financial statements as a result of these lawsuits, we considered various factors, including the legal and factual circumstances of the cases, the trial records and post-trial rulings of the applicable courts and appellate courts, the current status of the proceedings, applicable law and the views of legal counsel.

Following the ruling by the Texas Court in August 2022, the Company recorded $2.6 million in legal fees pursuant to the CRG judgment during the third quarter of 2022. As of December 31, 2022, the Company has accrued $3,385,429 of legal fees and interest pursuant to the CRG judgment.

We have concluded that a loss from the Goldberg case is not determinable or reasonably estimable and, therefore, a liability has not been recorded with respect to this case as of December 31, 2022. The amount of ultimate liability, if any, with respect to the Goldberg litigation is unknown. See Note 12.

m.

Debt: We evaluate newly-issued debt instruments in accordance with Accounting Standards Codification (“ASC”) 470, Debt. The Company evaluated the terms of the Bridge Note under these guidelines. Based on this evaluation, the Company recorded a debt discount related to the difference in the value of Mr. Scott’s Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and the Series F Redeemable Convertible Preferred Stock (“Series F Preferred Stock”) and Series G Redeemable Preferred Stock (“Series G Preferred Stock”) as well as debt issuance costs. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Bridge Note. See Notes 10 and 13.

n.

Preferred Stock: We evaluate newly-issued preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” The Company evaluated the provisions of the Series D, Series E, Series F and Series G Preferred Stock under the guidelines described above. Based on this evaluation, the Company determined that the Series D, Series E, Series F and Series G Preferred Stock are not mandatorily redeemable financial instruments and any obligation to issue a variable number of shares of Common Stock is not unconditional. Accordingly, the Series D, Series E, Series F and Series G Preferred Stock should be classified as equity. Neither the embedded conversion option in the Series D, Series E and Series F Preferred Stock, nor the embedded call option in the Series D, Series E, Series F and Series G Preferred Stock, meet the criteria to be separated from the Series D, Series E, Series F or Series G Preferred Stock and thus these features should not be bifurcated and accounted for as derivatives. Additionally, the Series D and Series E Preferred Stock each contain a beneficial conversion feature (“BCF”). Following the January 1, 2021 adoption of Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, no BCF is recorded in the consolidated financial statements. Finally, the Company determined that the Series D, Series E and Series F Preferred Stock do not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series D, Series E and Series F Preferred Stock should not be classified in mezzanine equity. Similarly, the voluntary redemption feature of the Series G Preferred Stock cannot result in the Company being required to redeem the shares converted and the Series G Preferred Stock is not required to be classified in mezzanine equity. See Note 13.

o.

Preferred Stock Issued with Warrants: We evaluate preferred stock issued with warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging and ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” The Company evaluated the provisions of the Series I Preferred Stock and the Warrants issued in the Rights Offering under the guidelines described above. Based on this evaluation, the Company determined that the Series I Preferred Stock and Warrants each meet the definition of a freestanding financial instrument and should be accounted for separately upon issuance.

i.

Series I Preferred Stock: The Series I Convertible Preferred Stock (“Series I Preferred Stock”) is not a mandatorily redeemable financial instrument and any obligation to issue a variable number of shares of Common Stock does not require liability classification. Accordingly the Series I Preferred Stock should be classified as equity. The embedded conversion option in the Series I Preferred Stock does not meet the criteria to be separated from the Series I Preferred Stock and thus this feature should not be bifurcated and accounted for as a derivative. The subsequent rights offering privilege meets the criteria to be accounted for as a derivative, however, the scope exception is met and classification of the subsequent rights offering privilege in stockholders’ equity is appropriate. Because the Series I Preferred Stock is also classified in stockholders’ equity, no separate accounting is provided for the subsequent rights offering privilege. Finally, the Company determined that the Series I Preferred Stock does not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series I Preferred Stock should not be classified in mezzanine equity. See Note 13.

ii.

Warrants: The Warrants are not within the scope of ASC 480, therefore liability classification is not required. The Warrants have all of the characteristics to meet the definition of a derivative, however, they are considered to be indexed to the Company’s Common Stock and meet the other criteria to be classified in stockholders’ equity. Accordingly, the Warrants should be classified in stockholders’ equity upon issuance. The subsequent rights offering privilege meets the criteria to be accounted for as a derivative, however, the scope exception is met and classification of the subsequent rights offering privilege in stockholders’ equity is appropriate. Because the Warrants are also classified in stockholders’ equity, no separate accounting is provided for the subsequent rights offering privilege. See Note 13.

p.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2022 and 2021.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2022 or 2021 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of December 31, 2022, tax years 2019-2022 remained subject to examination by federal and state tax authorities. See Note 14.

q.

Recently Adopted Accounting Standards: In May 2021, the Financial Accounting Standards Board (“FASB”) Issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchange of freestanding equity-classified written call options (for example, warrants) that remain equity-classified after modification or exchange. ASU 2021-04 requires that an entity treat a modification or exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange be treated as an exchange of the original instrument for a new instrument. ASU 2021-04 also clarifies how an entity should measure and recognize the effect of a modification or exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be implemented prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including in an interim period. The adoption of ASU 2021-04 did not have a material impact on our consolidated financial statements.

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

r.

Accounting Standards to be Adopted: In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. In addition, credit losses related to available-for-sale debt securities should be recorded through an allowance for credit losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the amendments is permitted. An entity should apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (a modified-retrospective approach). The Company is currently evaluating the impact of adopting ASU 2016-13, however it is not expected to have a material impact on our consolidated financial statements.

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

The Company is also engaged in ongoing litigation with CRG. On August 30, 2022, the District Court of Harris County, Texas (the “Texas Court”) made an oral ruling from the bench at the conclusion of the trial, awarding CRG approximately $2.6 million in attorney’s fees on their breach of contract claims against Navidea and MT. A formal written final judgment was entered by the Texas Court on August 31, 2022, however, the written judgment did not identify the basis and reasoning in support of the decision. On September 9, 2022, Navidea filed a request for findings of fact and conclusions of law, asking that the Texas Court state in writing the facts found by the Court and the Court’s conclusions of law. On October 11, 2022, the Texas Court filed their findings of fact and conclusions of law, which includes conclusions of law that the amounts due are subject to an interest rate of 18% per annum. The Company has objected to many of the findings of fact and conclusions of law and to any attempt to amend the final judgment as being untimely. The Texas Court’s judgment remains unchanged. The Company has appealed the Texas Court’s judgment to the Fourteenth Court of Appeals of Texas. As of December 31, 2022, the Company has accrued $3,385,429 of legal fees and interest pursuant to the Texas Court’s ruling. See Note 12.

On April 10, 2022, the Company entered into a Stock Exchange and Loan Agreement (the “Stock Exchange Agreement”) with John K. Scott, Jr., the current Vice Chairman of our Board of Directors, pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date and $1.0 million was funded on July 1, 2022. The outstanding balance of the Bridge Note bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal, accrued and unpaid interest under the Bridge Note is due and payable on the second anniversary of the Stock Exchange Agreement. The Company’s obligations under the Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to a Security Agreement. See Note 10.

On August 30, 2022, the Company closed on an offering to its stockholders and certain warrant holders as of August 3, 2022 of the right to purchase up to 35,000 units (“Units”) at a subscription price of $1,000 per Unit (the “Rights Offering”). The Rights Offering resulted in the sale of 10,423 Units for aggregate gross proceeds of $6,173,000 to the Company. Of the total 10,423 Units sold, 4,250 Units were sold in exchange for and the surrender of outstanding shares of our Series D and Series F Preferred Stock. Each Unit consisted of one share of Series I Preferred Stock which is convertible into 2,222 shares of Common Stock and one warrant to purchase an additional 2,222 shares of our Common Stock at $0.45 per share (“Warrant”). If exercised, additional gross proceeds of up to $11.6 million may be received through the exercise of Warrants issued in the Rights Offering. The Warrants are exercisable immediately, expire five years from the date of issuance and have an exercise price of $0.50 per share. Net proceeds after deducting fees and expenses of $998,401 related to the Rights Offering will be used to fund our pivotal Phase 3 clinical trial for rheumatoid arthritis, obtaining regulatory approvals, working capital, and for general corporate purposes. See Note 13.

The Company has previously entered into an API Development Funding and Access Agreement (“API Development Agreement”) with a strategic partner for assistance with the development and supply of the active pharmaceutical ingredient (“API”) used to manufacture Lymphoseek (technetium Tc 99m tilmanocept) that is sold by the Company in countries other than the United States, Canada and Mexico. Under the API Development Agreement, among other things, the strategic partner agreed to reimburse the Company for up to a total of $1.85 million of the Company’s out-of-pocket costs associated with such development, in two installments, subject to specified commercial and regulatory milestones. On August 11, 2022, the Company received the first installment in the amount of $800,000, which the strategic partner has the right to claw back if the Company does not satisfy certain commercial and regulatory milestones on or before March 31, 2023. The strategic partner is obligated, subject to certain conditions, to pay the remaining reimbursement amount upon the later of July 1, 2023 or satisfaction of specified commercial and regulatory milestones.

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

The current conflict between Ukraine and Russia has created volatility in the global capital markets and is continuing to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties who operate in Europe on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any debt or equity financing more difficult to obtain, more costly or more dilutive.

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

3.	Revenue from Contracts with Customers and Other Revenue

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

During the years ended December 31, 2022 and 2021, the Company recognized revenue from contracts with customers of $14,645 and $45,615, respectively. During the years ended December 31, 2022 and 2021, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Sales revenue:
Tc99m tilmanocept – Europe	$14,035	$—
Tc99m tilmanocept – Australia	610	—
Total sales revenue	14,645	—

License revenue:
Tc99m tilmanocept - Europe	$—	$45,615

The following economic factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows as indicated:

Geographical Location of Customers. Drug pricing models vary among different markets, which in turn may affect the royalty rates and milestones we are able to negotiate with our distributors in those markets. Royalty rates and milestone payments vary by contract but may be based in part on the potential market size in each territory. In the case of Tc99m tilmanocept, royalty rates for Europe were lower than rates in India but higher than in China.

Status of Regulatory Approval. The majority of revenue from contracts with customers will generally be recognized after the product is approved for sale in each market. Each Tc99m tilmanocept customer operates in its own distinct regulatory environment, and the laws and pathways to drug product approval vary by market. Tc99m tilmanocept has been approved for sale in the EU and the UK, thus the Company recognized revenue from sales in Europe. Tc99m tilmanocept was approved for sale in India in March 2022, however product sales have not yet commenced. Tc99m tilmanocept has not yet been approved for sale in China and may never achieve approval in that market. The regulatory pathways and timelines in China will impact whether and when the Company recognizes the related royalties and milestones.

Through December 31, 2022, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets during the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Total deferred revenue related to contracts with customers, beginning of period	$700,000	$700,000
Deferred revenue related to milestones achieved	100,000	—
Deferred revenue related to milestones achieved, written off due to contract renegotiations	(100,000)	—
Total deferred revenue related to contracts with customers, end of period	$700,000	$700,000

The Company had sales revenue receivable of $610 and $0 outstanding as of December 31, 2022 and 2021, respectively. The Company had license revenue receivable of $0 and $1,021 outstanding as of December 31, 2022 and 2021, respectively.

In addition to revenue from contracts with customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives. The revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants. During the years ended December 31, 2022 and 2021, the Company recognized grant revenue of $51,007 and $87,898, respectively.

Finally, we expect to recognize revenue from a strategic development partner up to a total of $1.85 million under the terms of the API Development Agreement. Based on the nature of the Company’s operations and the terms of the API Development Agreement, Navidea does not have a vendor-customer relationship with the strategic partner and amounts received under the API Development Agreement are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the API Development Agreement. On August 11, 2022, the Company received the first installment in the amount of $800,000, which the strategic partner has the right to claw back if the Company does not satisfy certain commercial and regulatory milestones on or before March 31, 2023. The Company recorded the first installment as deferred revenue, current on its consolidated balance sheets.

4.	Stock-Based Compensation

For the years ended December 31, 2022 and 2021, our total stock-based compensation expense, which includes reversals of expense and incremental expense for certain modified, forfeited or cancelled awards, was $301,351 and $471,262, respectively. We have not recorded any income tax benefit related to stock-based compensation for the years ended December 31, 2022 and 2021.

On November 23, 2021, our former Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Jed A. Latkin, signed a Separation Agreement and General Release (the “Separation Agreement”) in connection with his resignation from those positions and as a director on October 24, 2021 (the “Separation Date”). Pursuant to the Separation Agreement, among other things, the Company agreed to provide Mr. Latkin with certain separation benefits, commencing on the “Effective Date,” defined as the eighth day after Mr. Latkin signed, without revoking, the Separation Agreement. On the Effective Date, each of Mr. Latkin’s unvested stock options vested, and all of his vested stock options (covering 69,918 shares) and previously unvested options (covering 333,332 shares) may be exercised by Mr. Latkin on or before the earlier of the fifth anniversary of the Separation Date and the original expiration date. On the Effective Date, each of Mr. Latkin’s 33,333 outstanding unvested restricted stock units became fully vested, and all of such restricted stock units were settled within thirty days after the Separation Date, less applicable withholding in shares of common stock. As a result of these equity award modifications, the Company reversed prior expense of $503,049 and recognized incremental expense of $243,150 during the fourth quarter of 2021.

A summary of the status of our stock options as of December 31, 2022, and changes during the year then ended, is presented below.

	Year Ended December 31, 2022
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	919,790	$5.67
Granted	12,500	0.83
Canceled and forfeited	(154,955)	2.37
Expired	(74,530)	23.48
Outstanding, December 31, 2022	702,805	$4.42	5.5	$—
Exercisable, December 31, 2022	537,390	$5.31	4.5	$—

The weighted average grant-date fair value of options granted in 2022 and 2021 was $0.65 and $1.46, respectively. During 2021, 4,000 stock options with an aggregate intrinsic value of $2,500 were exercised in exchange for issuance of 4,000 shares of our Common Stock, resulting in gross proceeds of $4,240. No stock options were exercised during 2022. The aggregate fair value of stock options vested during 2022 and 2021 was $0 and $122,402, respectively.

A summary of the status of our unvested restricted stock as of December 31, 2022, and changes during the year then ended, is presented below.

	Year Ended December 31, 2022
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2022	95,000	$1.40
Granted	30,000	0.24
Vested	(35,000)	1.45
Unvested, December 31, 2022	90,000	$0.99

During 2022 and 2021, 35,000 and 70,000 shares, respectively, of restricted stock vested with aggregate vesting date fair values of $13,440 and $112,680, respectively. During 2022 and 2021, 35,000 and 20,000 shares of restricted stock held by non-employee directors with aggregate fair values of $13,440 and $42,730, respectively, vested as scheduled according to the terms of the restricted stock agreements.

As of December 31, 2022, there was $84,062 of total unrecognized compensation cost related to stock option and restricted stock awards, which we expect to recognize over remaining weighted average vesting terms of 1.5 years.

5.	Loss Per Share

Diluted loss per common share for the years ended December 31, 2022 and 2021 excludes the effects of 24,066,771 and 1,892,114 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are generally required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 90,000 and 95,000 shares of unvested restricted stock for the years ended December 31, 2022 and 2021, respectively, were excluded in determining basic and diluted loss per share because such inclusion would be anti-dilutive.

6.	Receivables

Receivables as of December 31, 2022 and 2021 consist of the following:

	2022	2021
Sales revenue	$610	$—
Related parties	—	86,796
License revenue	—	1,021
Grant revenue	—	919
Other	20	4,256
Total stock subscriptions and other receivables	$630	$92,992

As of December 31, 2022 and 2021, there was no allowance for doubtful accounts. We believe that we have adequately addressed credit risks in estimating the allowance for doubtful accounts.

7.	Inventory, Net

The components of inventory, net as of December 31, 2022 and 2021 are presented in the following table:

	December 31, 2022	December 31, 2021
Materials	$27,405	$50,000
Work in process	399,939	—
Finished goods	131,804	101,155
Reserve for expiring finished goods	(131,804)	—
Total inventory, net	$427,344	$151,155

During 2022, we reserved $133,006 of finished goods inventory based on our expectation that this inventory would expire before it could be sold or used in clinical trials. Also during 2022, we wrote off $50,000 of expired materials inventory. These transactions were recorded in adjustments for expired and expiring inventory in the consolidated statements of operations. No such inventory adjustments were recorded during 2021.

During 2022 and 2021, we utilized $79,582 and $27,750, respectively, of inventory for process development purposes. Also during 2022 and 2021, we allocated $103,955 and $0, respectively, of inventory for use in clinical trials. These transactions were recorded in research and development expense in the consolidated statement of operations.

8.	Property and Equipment

The major classes of property and equipment are presented in the following table:

	Useful Life (in years)			2022	2021
Purchased software		3		$320,435	$320,435
Production machinery and equipment		5		175,460	214,356
Other machinery and equipment, primarily computers and research equipment	3	–	5	311,973	304,492
Leasehold improvements*	Term of Lease			23,511	23,511
Furniture and fixtures		7		4,466	3,512
Total property and equipment				$835,845	$866,306

*	We amortize leasehold improvements over the term of the lease, which in all cases is shorter than the estimated useful life of the asset.

During 2022 and 2021, we recorded $48,229 and $36,803, respectively, of depreciation and amortization related to property and equipment.

9.	Accounts Payable, Accrued Liabilities and Other

Accounts payable as of December 31, 2022 and 2021 includes an aggregate of $318,527 and $57,099, respectively, due to related parties for director fees. Accrued liabilities and other as of December 31, 2022 and 2021 includes an aggregate of $811,554 and $1,194,719, respectively, due to related parties for accrued separation costs, bonuses, benefits and director fees.

The Company pays director fees in both cash and stock. The cash portion of director fees due is included in accounts payable and the stock portion is included in accrued liabilities and other in the consolidated balance sheet as of December 31, 2022 and 2021. Certain directors have elected to defer receipt of cash and stock for director fees until the Company raises sufficient additional capital.

Under our license agreements with the University of California, San Diego (“UCSD”), we have exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept, other than Tc99m tilmanocept used in lymphatic mapping in the United States, Canada and Mexico which rights are licensed to Cardinal Health 414. The UCSD license agreements include obligations for payments related to license fees, milestones, and royalties. As of December 31, 2022, the Company has accrued approximately $1.5 million related to the UCSD license agreements for which we have not yet been invoiced. Of this amount, approximately $104,000 is included in accounts payable and $1.4 million is included in accrued expenses and other in the consolidated balance sheets. See Note 19(a).

Accrued liabilities and other as of December 31, 2022 and 2021 are presented in the following table:

	2022	2021
Contracted services	$5,667,105	$1,913,756
Compensation	788,036	1,194,719
Other	1,621	—
Total accrued liabilities and other	$6,456,762	$3,108,515

10.	Notes Payable

Bridge Note from John K. Scott, Jr.

On April 10, 2022, the Company entered into a Stock Exchange Agreement with John K. Scott, Jr., pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date and $1.0 million was funded on July 1, 2022. The outstanding balance of the loan, which is evidenced by a Bridge Note, bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal and accrued and unpaid interest under the Bridge Note is due and payable on the second anniversary of the Stock Exchange Agreement. The Company’s obligations under the Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to a Security Agreement. See Note 13.

As consideration and partial inducement for Mr. Scott to enter into the Bridge Note, the Company exchanged all 50,000 shares of Mr. Scott’s Series E Preferred Stock for 1,740 shares of Series F Preferred Stock and 3,260 shares of Series G Preferred Stock. In accordance with current accounting guidance, the Company recorded a debt discount of $835,876 including $821,250 related to the difference in the value of Mr. Scott’s Series E Preferred Stock and the Series F and Series G Preferred Stock and $14,626 of debt issuance costs. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Bridge Note. The balance of the debt discount was $628,285 as of December 31, 2022.

Interest expense related to the Bridge Note totaled $334,592 during the year ended December 31, 2022. The principal balance of the Bridge Note was $2.5 million as of December 31, 2022.

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

Interest expense related to the IPFS notes payable totaled $4,126 and $5,938 during the years ended December 31, 2022 and 2021, respectively. The balance of the IPFS note was $453,427 as of December 31, 2021, and was included in notes payable, current in the consolidated balance sheets.

AFCO Premium Credit LLC

In November 2022, we prepaid $608,275 of insurance premiums through the issuance of a note payable to AFCO Premium Credit LLC (“AFCO”) with an interest rate of 7.85%. The note is payable in nine monthly installments of $69,967, with the final payment due in August 2023.

Interest expense related to the AFCO note payable totaled $5,306 during the year ended December 31, 2022. The balance of the AFCO note was $543,613 as of December 31, 2022, and was included in notes payable, current in the consolidated balance sheets.

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

Summary

During the years ended December 31, 2022 and 2021, we recorded interest expense of $344,024 and $5,938, respectively, related to our notes payable. Annual principal maturities of our notes payable are $543,613 and $2.5 million in 2023 and 2024, respectively.

11.	Leases

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices, at a monthly base rent of approximately $3,012. The current lease term expires in June 2023.

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

Total operating lease expense was $123,309 and $171,818 for the years ended December 31, 2022 and 2021, respectively. Total operating lease expense for the year ended December 31, 2022 reflected receipt of one more payment from our sublessee than was originally anticipated at sublease inception. The additional receipt was recorded as a reduction of lease expense. Operating lease expense was recorded in selling, general and administrative expenses on our consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2022.

Maturity of Lease Liabilities	Operating Lease Payments
2023	$19,699
2024	1,355
Total undiscounted operating lease payments	21,054
Less imputed interest	766
Present value of operating lease liabilities	$20,288

Balance Sheet Classification
Current lease liabilities	$18,976
Noncurrent lease liabilities	1,312
Total operating lease liabilities	$20,288

Other Information
Weighted-average remaining lease term for operating leases (in years)	0.7
Weighted-average discount rate for operating leases	10.53%

Cash paid for amounts included in the present value of operating lease liabilities was $291,111 and $344,266 during the years ended December 31, 2022 and 2021, respectively, and is included in operating cash flows.

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

CRG Litigation

The Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the “CRG Lenders”), in the Texas Court relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the Global Settlement Agreement (“GSA”) dated March 3, 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million and has appealed the Texas Court’s judgment. The Court of Appeals dismissed the Company’s appeal without reaching the merits due to a contractual waiver of appeal.

In April 2018, CRG asserted claims against Navidea and MT for alleged breaches of the GSA and Loan Agreement entered into by Navidea arising from Navidea’s challenge to CRG’s drawing down on letters of credit in the full amount of $7,153,000. Navidea claimed such draw down resulted in an overpayment of approximately $4.2 million under the Loan Agreement. CRG also sought declaratory judgment relief that essentially mirrored their claims for affirmative relief, i.e., that the Company breached the GSA and indemnification provision of the Loan Agreement, and that CRG did not breach the GSA.

On November 21, 2021, the Texas Court entered an interlocutory judgment declaring that CRG did not breach the GSA, but that Navidea did breach the GSA and the indemnification provision of the CRG Loan Agreement. In the interlocutory order, the Texas Court sua sponte awarded as damages reasonable attorneys' fees in an amount, if any, to be determined at trial. CRG made a claim of approximately $2.8 million in attorneys' fees they contend they are entitled to in connection with the alleged breaches of the agreements. Navidea contends CRG have received payments in excess of the amounts owed under the CRG Loan Agreement and are not entitled to an award of attorney’s fees under the GSA or Loan Agreement. On August 30, 2022, the Texas Court made an oral ruling from the bench at the conclusion of the trial, awarding CRG approximately $2.6 million in attorney’s fees on their breach of contract claims against Navidea and MT. A formal written final judgment was entered by the Texas Court on August 31, 2022, however, the written judgment did not identify the basis and reasoning in support of the decision. On September 9, 2022 Navidea filed a request for findings of fact and conclusions of law, asking that the Texas Court state in writing the facts found by the Court and the Court’s conclusions of law. On October 11, 2022, the Texas Court filed their findings of fact and conclusions of law, which includes conclusions of law that the amounts due are subject to an interest rate of 18% per annum. The Company has objected to many of the findings of fact and conclusions of law and to any attempt to amend the final judgment as being untimely. The Texas Court’s judgment remains unchanged. The Company has appealed the Texas Court’s judgment to the Fourteenth Court of Appeals of Texas. As of December 31, 2022, the Company has accrued approximately $3.4 million of legal fees and interest pursuant to the Texas Court’s ruling.

The Company had also been engaged in ongoing litigation with CRG in the Court of Common Pleas of Franklin County, Ohio (the “Ohio Court”) related to Navidea’s claims that the CRG Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the CRG Lenders in connection with the GSA, pursuant to which Navidea agreed to pay up to $66.0 million to the CRG Lenders, as well as through actions and misrepresentations by CRG after the GSA was executed. The claims in that suit were for breach of contract, conversion and unjust enrichment against the CRG Lenders for their collection of more than $66.0 million, the maximum permitted under the GSA, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. The CRG Lenders sought a Writ of Prohibition in the Ohio Supreme Court to prevent this case from moving forward, which was denied, and proceedings resumed in front of the Ohio Court. Following an unsuccessful mediation on May 7, 2019, Navidea moved for summary judgment on June 28, 2019. On November 27, 2019, the Ohio Court found that when CRG collected more than $66.0 million, they took an excess recovery and breached the GSA. The Ohio Court awarded approximately $4.3 million to Navidea, plus statutory interest from April 9, 2018, the date CRG drew on the Cardinal Health 414 letter of credit. The Ohio Court also found that there was no unjust enrichment or conversion by CRG since this was a matter of contract and only contract damages were appropriate. The decision was a final appealable order and terminated the case before the Ohio Court. On December 5, 2019, CRG filed a notice of appeal with Ohio’s 10th District Court of Appeals regarding the judgment in favor of Navidea. The briefing of the appeal concluded on March 27, 2020, and oral argument on the appeal was held on September 23, 2020. On March 16, 2021, Ohio’s 10th District Court of Appeals issued a decision which reversed the Ohio Court’s November 27, 2019 ruling that CRG breached the GSA and its award of $4.3 million plus statutory interest to Navidea. The Ohio Court of Appeals held that the Ohio Court did not have jurisdiction to adjudicate Navidea’s claims and therefore did not rule on the factual merits of Navidea’s claims regarding CRG’s recovery in excess of the contractually agreed maximum amount. The Ohio Supreme Court declined to hear the case so the Ohio litigation has concluded.

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

On August 6, 2021, the Company moved for reconsideration of its obligations to advance fees in light of the Delaware Court’s decision dated June 23, 2021 (described below). On October 14, 2021, the Magistrate Judge recommended that Navidea’s motion for reconsideration be denied. On March 7, 2022, the District Court adopted the Report and Recommendation in part and permitted Dr. Goldberg to seek advancement for his fees incurred in defense of his claims since September 1, 2020. On April 8, 2022, Dr. Goldberg submitted a fee application seeking advancement of $143,172.55 for attorneys’ fees and disbursements for the time period September 1, 2020 through March 31, 2022. On March 15, 2023, the District Court adopted the Magistrate Judge’s report and recommendation that Dr. Goldberg’s application for fees allegedly incurred in connection with his defense of Navidea’s claims be denied as a sanction for failure to comply with prior court orders and that his application for fees incurred in connection with the successful prosecution of his prior fee applications be approved in the amount of $12,600. On March 17, 2023, the District Court confirmed that no further claims for advancement will be accepted by the Court in light of its March 15, 2023 Order.

Fact discovery and expert discovery in the New York Action have been completed. The Company has moved to disqualify Dr. Goldberg’s damages expert and briefing in the District Court was submitted on April 1, 2022. On November 9, 2022, the District Court issued an opinion granting the Company’s motion in part and precluding Dr. Goldberg’s damages expert from testifying on all but two issues. The Company anticipates that a briefing schedule for motions for summary judgment will be entered by the Court.

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

13.	Equity

Platinum Settlement

As discussed in Note 12, Platinum and the Company settled their dispute and Platinum’s lawsuit was dismissed in January 2022. As part of the settlement, Platinum returned their six shares of MT Preferred Stock, representing 60% of the noncontrolling interest in MT, to the Company. Prior to the settlement, the carrying amount of the noncontrolling interest in MT was $731,299. As a result of the settlement and the return of six shares of MT Preferred Stock, the Company recorded a reduction of the noncontrolling interest in MT and an increase in additional paid-in capital of $438,778.

Series D Preferred Stock

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement”) with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings before the end of the nine-month period following the date when the Company’s prospectus supplement to its existing registration statement on Form S-3 was filed with the SEC, provided that all of the Series D Preferred Stock must be purchased by such date. Holders of the Series D Preferred Stock had the option to convert some or all of the Series D Preferred Stock into shares of the Company’s Common Stock at a 10% discount to market (the “Series D Conversion Shares”), provided that the Company could not issue such Series D Conversion Shares in excess of 19.99% of the number of shares of Company common stock outstanding as of the date of the investment without shareholder approval, which the Company was not required to seek. The Series D Preferred Stock was convertible into a maximum of 5,147,000 shares of Common Stock.

Through July 7, 2021, Keystone purchased 72,500 shares of Series D Preferred Stock pursuant to the Series D Preferred Stock Purchase Agreement for an aggregate purchase price of $7.25 million, leaving a remaining balance of 77,500 shares of Series D Preferred Stock to be purchased by Keystone. The 72,500 shares of Series D Preferred Stock were subsequently converted into 3,778,789 shares of Common Stock. Of those amounts, 54,750 and 17,750 shares of Series D Preferred Stock were purchased and converted into 2,951,509 and 827,280 shares of Common Stock during 2021 and 2020, respectively. On July 8, 2021, the Company entered into an Amendment to Stock Purchase Agreement and Letter of Investment Intent (the “Series D Amendment”) with Keystone pursuant to which Keystone purchased 22,077 shares of Series D Preferred Stock for an aggregate purchase price of approximately $2.2 million. After purchasing the 22,077 shares, Keystone has no further right or obligation to purchase shares of Series D Preferred Stock. Including the purchases pursuant to the Series D Amendment, Keystone’s purchases of Series D Preferred Stock pursuant to the Series D Purchase Agreement during the year ended December 31, 2021 totaled 76,827 shares of Series D Preferred Stock for an aggregate purchase price of approximately $7.7 million. The Series D Amendment also contained a customary mutual release provision. All of the outstanding shares of Series D Preferred Stock were exchanged and cancelled pursuant to the Rights Offering completed in August 2022. There were 0 and 22,077 shares of Series D Preferred Stock outstanding as of December 31, 2022 and 2021, respectively.

Series E Preferred Stock

On March 2, 2021, the Company entered into a Series E Preferred Stock Purchase Agreement with an existing accredited investor, John K. Scott, Jr. pursuant to which the Company issued to Mr. Scott 50,000 shares of Series E Preferred Stock for an aggregate purchase price of $5.0 million.

Under the Series E Preferred Stock Purchase Agreement, Mr. Scott was granted a right of first offer with respect to future issuances of Company securities (the “Right of First Offer”); provided, however, that in no event shall Mr. Scott have such right if the acquisition of any of such securities would result in Mr. Scott beneficially holding more than 33.33% of the Company’s outstanding Common Stock on an as-converted basis, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder (the “Share Cap”). In the event that Mr. Scott did not exercise the Right of First Offer, the Company would have then been entitled to offer and sell the new securities to any third party at a price not less than, and upon terms no more favorable to the offeree than, those offered to Mr. Scott (a “Third Party Offering”). Pursuant to the Series E Preferred Stock Purchase Agreement, Mr. Scott also had the option to purchase up to 33.33% of the new securities offered in a Third-Party Offering at the same price and upon the terms available to the other purchaser(s) (the “Preemptive Right”); provided, however, that in no event could Mr. Scott acquire new Company securities in a Third-Party Offering to the extent the acquisition thereof would violate the Share Cap. The Right of First Offer and the Preemptive Right expired on December 31, 2021.

In connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company prepared and filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 to register for resale the maximum number of Series E Conversion Shares (as defined below) issuable upon conversion of the Series E Preferred Stock. In the event that both (i) the number of shares of Common Stock beneficially held by Mr. Scott fell below 20% of the outstanding Common Stock on an as-converted basis, as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder, and (ii) Mr. Scott was an affiliate (as that term is defined under Rule 144) at the time of the Reload Request (as defined below), the Company, upon written request from Mr. Scott (the “Reload Request”), would have been required prepare and file with the SEC one, and only one, additional registration statement covering the resale of those shares of Common Stock owned by Mr. Scott as of the date of the Reload Request that, as of such time, were not registered for resale under the Securities Act of 1933, as amended (the “Securities Act”). The securities issued in the offering were not registered under the Securities Act, and could not have been offered or sold absent registration or availability of an applicable exemption from registration.

Except with respect to transactions which may adversely affect any right, preference, privilege or voting power of the Series E Preferred Stock, the Series E Preferred Stock had no voting rights. Whenever the Company’s Board of Directors declared a dividend on Common Stock, each record holder of a share of Series E Preferred Stock on the record date set by the Board of Directors would have been entitled to receive an amount equal to such dividend declared on one share of Common Stock multiplied by the number of shares of Common Stock (the “Series E Conversion Shares”) into which such share of Series E Preferred Stock could have been converted on the record date, without regard to any conversion limitations in the Series E Preferred Certificate of Designation of Preferences, Rights and Limitations (the “Series E Preferred Certificate”). Holders of the Series E Preferred Stock could have converted some or all of the Series E Preferred Stock into Series E Conversion Shares at a fixed price of $2.30 per Series E Conversion Share, provided that the aggregate number of Series E Conversion Shares issued pursuant to the Series E Preferred Certificate could not have exceeded the Share Cap without shareholder approval, which the Company was not required to seek. The Company had the right to redeem any outstanding shares of Series E Preferred Stock at a price of $110 per share at any time on or prior to the one-year anniversary of the issuance date, payable in cash.

On January 31, 2022, pursuant to the Series E Preferred Certificate dated March 2, 2021, Mr. Scott exercised his option to extend the Conversion Deadline (as defined therein) for an additional period of six months. All of the outstanding shares of Series E Preferred Stock were exchanged and cancelled pursuant to the Stock Exchange Agreement in April 2022. There were 0 and 50,000 shares of Series E Preferred Stock outstanding as of December 31, 2022 and 2021, respectively.

NOL Rights Agreement

On April 7, 2022, the Company’s Board of Directors adopted an NOL rights plan in the form of a Section 382 Rights Agreement (“NOL Rights Agreement”) to preserve and protect the Company’s net operating loss carryforwards (“NOLs”) and other tax assets. As of December 31, 2022, the Company had approximately $175 million of NOLs available to offset future federal taxable income.

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

The rights issued under the NOL Rights Agreement will expire on the earliest of (i) April 6, 2025; (ii) the effective date of the repeal of Section 382 or any successor statute if the Board determines in its sole discretion that the NOL Rights Agreement is no longer necessary or desirable for the preservation of NOLs or other tax benefits; (iii) the first day of a taxable year of the Company to which the Board determines in its sole discretion that no NOLs or other Tax Benefits may be carried forward; or (iv) the day following the certification of the voting results of the Company’s 2022 annual meeting of stockholders if at or before such annual meeting a proposal to approve the NOL Rights Agreement has not been approved by stockholders, unless the Rights are earlier redeemed or exchanged by the Company, or upon the occurrence of certain transactions. See Note 19(a).

Stock Exchange and Loan Agreement

On April 10, 2022, the Company entered into a Stock Exchange Agreement with John K. Scott, Jr., pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date. Mr. Scott funded an additional $1.0 million on July 1, 2022. The outstanding balance of the loan, which is evidenced by a Bridge Note, bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal and accrued and unpaid interest under the Bridge Note is due and payable on the second anniversary of the Stock Exchange Agreement. The Company’s obligations under the Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to a Security Agreement.

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

In connection with the Stock Exchange Agreement, the Company entered into a Registration Rights Agreement with Mr. Scott, pursuant to which the Company agreed to file a registration statement with the SEC to register the resale of the shares issuable to Mr. Scott upon conversion of the Series F Preferred Stock.

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

In accordance with U.S. GAAP, we determined that the fair value of the Series D Preferred Stock and Series F Preferred Stock that was surrendered pursuant to the Rights Offering was approximately $2,212,114. The total fair value of the Units that were issued in exchange for the Series D Preferred Stock and Series F Preferred Stock was $4,250,000. Therefore, the incremental fair value received by the holders of the Series D Preferred Stock and Series F Preferred Stock was approximately $2,037,886. The incremental amount was recognized as a deemed dividend in the Company’s consolidated statement of operations for the year ended December 31, 2022.

Net proceeds after deducting fees and expenses of $998,401 related to the Rights Offering will be used to fund our pivotal Phase 3 clinical trial for RA, obtaining regulatory approvals, working capital, and for general corporate purposes.

401(k) Employer Match

During the years ended December 31, 2022 and 2021, we issued 53,238 and 30,018 shares of our Common Stock as matching contributions to our 401(k) Plan which were valued at $44,720 and $76,846, respectively.

Bonuses Paid in Stock

During the year ended December 31, 2022, we issued 44,782 shares of our Common Stock to certain of our employees as partial payment in lieu of cash for their 2021 bonuses, which were valued at $24,847.

Long Term Incentive Plan

On September 9, 2022, the Company’s Board of Directors approved and adopted the terms and conditions of a long-term incentive plan (“LTIP”) that seeks to motivate and reward employees. The LTIP provides for the issuance of share-based awards to employees of the Company pursuant to the 2014 Plan. The target amount of the stock award under the LTIP for each employee was determined based on a variety of factors. Payout of the stock awards is based on the achievement of pre-established performance objectives and goals related to financing and U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) regulatory milestones for the Company’s Phase 3 clinical trial for rheumatoid arthritis (NAV3-33). The financing and EMA regulatory milestones will each comprise 5% of the total stock award payout for participants; the FDA regulatory milestones will comprise the remaining 90%. The payout amount is subject to downward adjustment based on the timing of the achievement of the particular milestone. In order to receive the payout, the participant generally will be required to continue to be employed through the date of the payout. Upon issuance of the stock award, the participant will be 100% vested in the stock award.

Although the Company did not fully satisfy the financing milestone, based on completion of the Rights Offering, the Board of Directors decided to pay out 5% of the target stock award to all participants under the LTIP. During the year ended December 31, 2022, we issued 70,500 shares of Common Stock to all participants under the LTIP, which were valued at $19,740.

Stock Warrants

On October 25, 2022, the Holders of Series LL warrants to purchase 218,264 shares of Common Stock at $0.20 per share exercised those warrants on a cashless basis, resulting in the issuance of 62,361 shares of Common Stock.

As of December 31, 2022, there are warrants outstanding to purchase 23,363,966 shares of Common Stock. The warrants are exercisable at prices ranging from $0.50 to $49.80 per share with a weighted average exercise price per share of $0.54. The warrants have remaining outstanding terms ranging from 0.5 to 4.7 years.

The following table summarizes information about our outstanding warrants as of December 31, 2022:

	Exercise Price		Number of Warrants	Expiration Date
Series HH	$49.80		15,060	6/25/2023
Series OO	0.9375		189,000	6/13/2024
Series PP	0.50		23,159,906	8/30/2027
Total warrants	$0.54	*	23,363,966
*	Weighted average exercise price.

Common Stock Reserved

As of December 31, 2022, we have reserved 24,066,771 shares of authorized Common Stock for the exercise of all outstanding stock options and warrants, 21,064,560 shares for the issuance of Common Stock upon conversion of Series I Preferred Stock and 102,869 shares to be issued to certain directors who elected to defer receipt of stock for director fees until the Company raises sufficient additional capital.

An additional 250,000 shares of Common Stock have been reserved for issuance to Dr. Goldberg related to the Goldberg Agreement. See Note 12.

14.	Income Taxes

The components of our deferred tax assets (“DTAs”) as of December 31, 2022 and 2021 are summarized in the following table:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$39,200,586	$36,793,074
R&D credit carryforwards*	9,256,968	9,501,299
Stock compensation	286,724	481,098
Intangibles	455,959	567,213
Accrued expenses	710,940	—
Capitalized §174 expenses	1,116,433	—
Disallowed interest expense	—	851,247
Temporary differences	196,575	305,974
Deferred tax assets before valuation allowance	51,224,185	48,499,905
Valuation allowance	(51,224,185)	(48,499,905)
Net deferred tax assets	$—	$—

*	Includes U.S. R&D credit carryforwards of $8,868,343 and state R&D credit carryforwards of $388,625 as of December 31, 2022.

footnote

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance as of December 31, 2022 and 2021.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of December 31, 2022.

As of December 31, 2022 and 2021, we had U.S. net operating loss carryforwards of $175,127,244 and $168,776,440, respectively. As of December 31, 2022 and 2021, we also had state net operating loss carryforwards of $20,068,842. The state net operating loss carryforwards will begin expiring in 2027.

There were no expirations of U.S. NOL carryforwards during 2022 or 2021. U.S. R&D credit carryforwards of $5,350 and $0 expired during 2022 and 2021, respectively.

The details of our U.S. net operating loss and federal R&D credit carryforward amounts and expiration dates as of December 31, 2022 are summarized in the following table:

As of December 31, 2022
U.S. Net Operating Loss Carryforwards			U.S. R&D Credit Carryforwards
Generated	Expiration	Amount	Generated	Expiration	Amount
2003	2023	$—	2003	2023	$2,905
2004	2024	—	2004	2024	22,861
2005	2025	—	2005	2025	218,332
2006	2026	—	2006	2026	365,541
2007	2027	—	2007	2027	342,898
2008	2028	—	2008	2028	531,539
2009	2029	—	2009	2029	596,843
2010	2030	—	2010	2030	1,094,449
2011	2031	—	2011	2031	1,950,744
2012	2032	18,898,490	2012	2032	468,008
2013	2033	37,450,522	2013	2033	681,772
2014	2034	34,088,874	2014	2034	816,116
2015	2035	25,073,846	2015	2035	492,732
2016	2036	15,581,209	2016	2036	262,257
2017	2037	—	2017	2037	387,892
2018	N/A	—	2018	2038	197,547
2019	N/A	11,245,808	2019	2039	213,065
2020	N/A	11,018,478	2020	2040	222,842
2021	N/A	15,419,213	2021	2041	—
2022	N/A	6,350,804	2022	2042	—
Total carryforwards		$175,127,244	Total carryforwards		$8,868,343

Under Sections 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, as amended, the utilization of U.S. net operating loss and R&D tax credit carryforwards may be limited under the change in stock ownership rules of the IRC. The Company completed a Section 382 analysis through December 31, 2022 and believes that a Section 382 ownership change has not occurred.

Reconciliations between the statutory federal income tax rate and our effective tax rate for continuing operations are presented in the following table:

	2022		2021
	Amount	%	Amount	%
Benefit at statutory rate	$(3,137,533)	(21.0)%	$(2,460,126)	(21.0)%
Adjustments to valuation allowance	2,724,281	17.9%	2,676,868	22.9%
Adjustments to R&D credit carryforwards	—	—	(199,589)	(1.7)%
Permanent items and other	413,252	3.1%	(1,110)	(0.1)%
Provision (benefit) per financial statements	$—		$16,043

15.	Segments

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

The information in the following tables is derived directly from each reportable segment’s financial reporting:

Year Ended December 31, 2022	Diagnostics	Therapeutics	Corporate	Total
Sales revenue:
United States	$—	$—	$—	$—
International	14,645	—	—	14,645
Grant and other revenue	51,007	—	—	51,007
Total revenue	65,652	—	—	65,652
Cost of revenue	1,941	—	—	1,941
Adjustments for expired and expiring inventory	183,006	—	—	183,006
Research and development expenses	5,501,134	468,640	—	5,969,774
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	4,530	7,861,477	7,866,007
Depreciation and amortization (2)	29,387	—	66,432	95,819
Loss from operations (3)	(5,649,816)	(473,170)	(7,927,909)	(14,050,895)
Other expense, net (4)	—	—	(1,126,261)	(1,126,261)
Net loss	(5,649,816)	(473,170)	(9,054,170)	(15,177,156)
Total assets, net of depreciation and amortization:
United States	$610	$—	$3,817,195	$3,817,805
International	539,188	—	14,613	553,801
Capital expenditures	54,650	—	8,436	63,086

Year Ended December 31, 2021	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$—	$—	$—	$—
License revenue	45,615	—	—	45,615
Grant and other revenue	485,898	—	—	485,898
Total revenue	531,513	—	—	531,513
Research and development expenses, excluding depreciation and amortization	4,488,177	653,733	—	5,141,910
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	4,438	7,368,623	7,373,061
Depreciation and amortization (2)	24,162	—	52,792	76,954
Loss from operations (3)	(3,980,826)	(658,171)	(7,421,415)	(12,060,412)
Other income (4)	—	—	345,524	345,524
Provision for income taxes	(5,452)	(901)	(9,690)	(16,043)
Net loss	(3,986,278)	(659,072)	(7,085,581)	(11,730,931)
Total assets, net of depreciation and amortization:
United States	$107,931	$—	$6,326,031	$6,433,962
International	210,281	—	590	210,871
Capital expenditures	—	—	25,218	25,218

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(2)	Depreciation and amortization are reflected in selling, general and administrative expenses ($95,819 and $76,954 for the years ended December 31, 2022 and 2021, respectively).
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

a.

Research and Development Agreements: In January 2002, we completed a license agreement with UCSD for the exclusive world-wide rights to Tc99m tilmanocept for use in lymphatic mapping. The license agreement was effective until the later of the expiration date of the longest-lived underlying patent. In July 2014, we amended the license agreement to extend the agreement until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We could also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence requirements.

In connection with the sale of the rights to sell Tc99m tilmanocept in the United States, Canada and Mexico to Cardinal Health 414, LLC (“Cardinal Health 414”), the Company amended and restated its Tc99m tilmanocept license agreement with UCSD pursuant to which UCSD granted a license to the Company to exploit certain intellectual property rights owned by UCSD and, separately, Cardinal Health 414 entered into a license agreement with UCSD pursuant to which UCSD granted a license to Cardinal Health 414 to exploit certain intellectual property rights owned by UCSD for Cardinal Health 414 to sell Tc99m tilmanocept in the United States, Canada and Mexico. Total costs related to the UCSD license agreement for net sales and royalties of Tc99m tilmanocept outside the United States, Canada and Mexico were $868 and $4,339 in 2022 and 2021, respectively, and were recorded in cost of revenue and as a reduction in license revenue, respectively. Total costs related to the UCSD license agreement for annual maintenance fees, milestones and patent-related costs were $(101,409) and $20,702 in 2022 and 2021, respectively, and were recorded in R&D expenses. Changes in regulatory strategy resulted in the reversal of certain previously recorded expenses related to the Tc99m Tilmanocept license agreement during the year ended December 31, 2022.

In July 2014, the Company executed an expanded license agreement for the exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept (other than Tc99m tilmanocept used in lymphatic mapping). The license agreement is effective until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. As consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence requirements. Total costs related to the UCSD license agreement for tilmanocept were $25,000 in both 2022 and 2021, and were recorded in R&D expenses. See Note 19(a).

b.

Separation Agreement: Effective July 27, 2020 through October 24, 2021, Jed A. Latkin was employed under an employment agreement that provided for an annual base salary of $490,000. On November 23, 2021, Mr. Latkin signed a Separation Agreement and General Release (the “Separation Agreement”) in connection with his resignation from his positions as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, and as a director, on October 24, 2021 (the “Separation Date”). Pursuant to the Separation Agreement, among other things, the Company agreed to provide Mr. Latkin with certain separation benefits, commencing on the “Effective Date,” defined as the eighth day after Mr. Latkin signs, without revoking, the Separation Agreement. These separation benefits include continued payment of Mr. Latkin’s base salary of $490,000, less all relevant taxes and other withholdings, on the following basis: (i) for 12 months, 100% of his base salary, minus an aggregate $24,000 deducted monthly pro rata for reimbursement of Mr. Latkin’s attorney fees which were paid by the Company, and (ii) for 10 months following the expiration of the first 12-month period, 50% of his base salary. On the Effective Date, each of Mr. Latkin’s unvested stock options vested, and all of his vested stock options (covering 69,918 shares) and previously unvested options (covering 333,332 shares) may be exercised by Mr. Latkin on or before the earlier of the fifth anniversary of the Separation Date and the original expiration date. On the Effective Date, each of Mr. Latkin’s 33,333 outstanding unvested restricted stock units became fully vested, and all of such restricted stock units were settled within thirty days after the Separation Date, less applicable withholding in shares of common stock. The Company also agreed to reimburse Mr. Latkin for expenses incurred pursuant to Company policy. For purposes of assistance provided in certain litigation matters, the Company agreed to pay Mr. Latkin $250 per hour, subject to certain limitations. Mr. Latkin will also be entitled to receive, subject to his timely execution and non-revocation of the Separation Agreement, a payment equal to up to one percent of total capital raised during the twenty-two months following the Separation Date through one of two investment banking firms introduced to the Company by Mr. Latkin, less relevant taxes and withholdings and subject to certain payment terms. In addition, Mr. Latkin and the Company generally released each other from any and all claims each may have against the other. Costs related to the Separation Agreement were accrued on the Effective Date.

17.	Employee Benefit Plan

We maintain an employee benefit plan under Section 401(k) of the IRC (the “401(k) Plan”). The 401(k) Plan allows employees to make contributions and we may, but are not obligated to, match a portion of the employee’s contribution with our Common Stock, up to a defined maximum. The Company’s current matching contribution rate is 100% of employee contributions to the 401(k) Plan up to 6% of the employee’s salary. We also pay certain expenses related to maintaining the 401(k) Plan. We recorded expenses related to the 401(k) Plan of $30,755 and $148,406 during 2022 and 2021, respectively.

18.	Supplemental Disclosure for Statements of Cash Flows

We paid interest aggregating $136,432 and $9,015 in 2022 and 2021, respectively. During 2022 and 2021, we issued 53,238 and 30,018 shares of Common Stock, respectively, as matching contributions to our 401(k) Plan which were valued at $44,720 and $76,846, respectively. During 2022, we issued 44,782 shares of our Common Stock to certain of our employees as partial payment in lieu of cash for their 2021 bonuses, which were valued at $24,847. Also during 2022, we issued 70,500 shares of Common Stock to all participants under the LTIP, which were valued at $19,740. In November 2022, we prepaid $608,275 of insurance premiums through the issuance of a note payable to AFCO with an interest rate of 7.85%. In November 2021, we prepaid $565,760 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 4.36%. During 2022, 218,264 Series LL warrants to purchase the Company’s Common Stock were exercised on a cashless basis in exchange for issuance of 62,361 shares of Navidea Common Stock. Also during 2022, the Company recorded additional paid-in capital of $821,250 related to the difference in the value of Mr. Scott’s Series E Preferred Stock and the Series F and Series G Preferred Stock. During 2022, the Company recorded a deemed dividend of $2,037,886 related to the exchange of Series D Preferred Stock and Series F Preferred Stock for Series I Preferred Stock in the Rights Offering, and 943 shares of Series I Preferred Stock were converted into 2,095,490 shares of Common Stock.

19.	Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2022 and through the date these consolidated financial statements were included in this Annual Report on Form 10-K and filed with the SEC.

a.

Amendment to NOL Rights Agreement: On January 10, 2023, the Company entered into the First Amendment to Section 382 Rights Agreement (“First Amendment”), which amended the NOL Rights Agreement. The First Amendment reduced the “exchange ratio”" from five shares of Common Stock per right to three shares of Common Stock per right.

b.

UCSD Amendment: On February 16, 2023, the Company and UCSD executed an amendment to the license agreement for the exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept (other than Tc99m tilmanocept used in lymphatic mapping). The amendment released the Company from any and all obligations related to certain diligence requirements as defined in the license agreement. The amendment resulted in the reversal of approximately $1.2 million of accrued liabilities in the first quarter of 2023.