Form 10-Q
period 2023-03-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2023-05-11
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,064,475 shares of common stock, par value $.001 per share (as of the close of business on May 9, 2023).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	2

	Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Deficit for the Three-Month Periods Ended March 31, 2023 and 2022 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2023 and 2022 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Forward-Looking Statements	22

	The Company	22

	Technology and Product Candidates	23

	Outlook	27

	Results of Operations	27

	Liquidity and Capital Resources	28

	Recent Accounting Standards	29

	Critical Accounting Policies	29

	Critical Accounting Estimates	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

	Disclosure Controls and Procedures	30

	Changes in Control Over Financial Reporting	30

PART II – Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 6.	Exhibits	31

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,795	$1,995,860
Receivables	31,043	630
Inventory, net	460,636	427,344
Prepaid expenses and other	672,060	780,110
Total current assets	1,197,534	3,203,944
Property and equipment	734,870	835,845
Less accumulated depreciation and amortization	598,449	700,498
Property and equipment, net	136,421	135,347
Right-of-use lease assets	107,243	107,243
Less accumulated amortization	95,938	86,943
Right-of-use lease assets, net	11,305	20,300
License agreements, patents and trademarks	1,239,477	1,215,604
Less accumulated amortization	228,925	215,363
License agreements, patents and trademarks, net	1,010,552	1,000,241
Other assets	11,774	11,774
Total assets	$2,367,586	$4,371,606

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	March 31, 2023	December 31, 2022
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,171,126	$2,122,538
Accrued liabilities and other	4,925,845	6,456,762
Notes payable, current	343,074	543,613
Lease liabilities, current	10,372	18,976
Deferred revenue, current	800,000	800,000
Total current liabilities	9,250,417	9,941,889
Lease liabilities, net of current portion	926	1,312
Note payable to related party, net of discount	1,963,866	1,871,715
Deferred revenue	700,000	700,000
Total liabilities	11,915,209	12,514,916
Commitments and contingencies (See Note 10)
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 0 shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Series D preferred stock; $.001 par value, 150,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Series E preferred stock; $.001 par value, 50,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Series G preferred stock; $.001 par value, 3,260 shares authorized; 3,260 shares issued and outstanding as of March 31, 2023 and December 31, 2022	3	3
Series H preferred stock; $.001 par value, 75,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Series I preferred stock; $.001 par value, 35,000 shares authorized; 9,480 shares issued and outstanding as of March 31, 2023 and December 31, 2022	10	10
Common stock; $.001 par value, 300,000,000 shares authorized; 32,851,252 and 32,687,666 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	223,848	223,684
Additional paid-in capital	379,414,977	379,343,124
Accumulated deficit	(389,478,978)	(388,002,649)
Total stockholders' deficit	(9,840,140)	(8,435,828)
Noncontrolling interest	292,517	292,518
Total Navidea stockholders’ deficit	(9,547,623)	(8,143,310)
Total liabilities and stockholders’ deficit	$2,367,586	$4,371,606

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	1,267,453	1,169,254
Selling, general and administrative	1,154,916	1,810,030
Total operating expenses	2,422,369	2,979,284
Loss from operations	(2,422,369)	(2,979,284)
Other income (expense):
Interest expense, net	(263,195)	(3,662)
Gain on amendment of contracts	1,226,432	—
Other, net	(17,198)	(4,299)
Total other income (expense), net	946,039	(7,961)
Net loss	(1,476,330)	(2,987,245)
Loss attributable to noncontrolling interest	1	3
Loss attributable to common stockholders	$(1,476,329)	$(2,987,242)

Loss attributable to common stockholders per common share (basic and diluted)	$(0.05)	$(0.10)
Weighted average shares outstanding	32,654,012	30,207,746

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

For the Three Months Ended March 31, 2023
							Non-
	Preferred Stock		Common Stock Issued		Additional	Accumulated	controlling
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Interest	Total
Balance, January 1, 2023	12,740	$13	32,687,666	$223,684	$379,343,124	$(388,002,649)	$292,518	$(8,143,310)
Issued stock to 401(k) plan	-	-	163,586	164	52,184	-	-	52,348
Stock compensation expense	-	-	-	-	19,669	-	-	19,669
Net loss	-	-	-	-	-	(1,476,329)	(1)	(1,476,330)
Balance, March 31, 2023	12,740	$13	32,851,252	$223,848	$379,414,977	$(389,478,978)	$292,517	$(9,547,623)

For the Three Months Ended March 31, 2022
							Non-
	Preferred Stock		Common Stock Issued		Additional	Accumulated	controlling
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Interest	Total
Balance, January 1, 2022	72,077	$72	30,279,922	$221,277	$370,459,705	$(370,787,610)	$731,299	$624,743
Issued stock in lieu of cash bonuses	-	-	16,632	17	16,948	-	-	16,965
Issued stock to 401(k) plan	-	-	53,238	53	44,667	-	-	44,720
Issued stock in lieu of cash for payment of director fees	-	-	7,500	7	6,518	-	-	6,525
MT Preferred Stock reacquired due to Platinum settlement	-	-	-	-	438,778	-	(438,778)	-
Stock compensation expense	-	-	-	-	184,850	-	-	184,850
Net loss	-	-	-	-	-	(2,987,242)	(3)	(2,987,245)
Balance, March 31, 2022	72,077	$72	30,357,292	$221,354	$371,151,466	$(373,774,852)	$292,518	$(2,109,442)

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,476,330)	$(2,987,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,555	22,878
Non-cash lease expense	8,995	30,354
Loss on abandonment of patent applications	469	47,774
Stock compensation expense	19,669	184,850
Value of stock issued to 401(k) plan for employer matching contributions	52,348	44,720
Value of stock issued in payment of employee bonuses	—	16,965
Value of stock issued in payment of director fees	—	6,525
Gain on amendment of contracts	(1,226,432)	—
Amortization of debt discount and issuance costs	92,151	—
Changes in operating assets and liabilities:
Receivables	(30,413)	(22,852)
Inventory	(33,292)	(171,837)
Prepaid expenses and other assets	108,050	240,832
Accounts payable	1,048,588	143,616
Accrued and other liabilities	(304,485)	(149,083)
Lease liabilities	(8,990)	(86,567)
Deferred revenue	—	122,964
Net cash used in operating activities	(1,722,117)	(2,556,106)
Cash flows from investing activities:
Payments for purchases of equipment	(15,068)	(42,017)
Patent and trademark costs	(24,341)	(76,175)
Net cash used in investing activities	(39,409)	(118,192)
Cash flows from financing activities:
Principal payments on notes payable	(200,539)	(339,453)
Net cash used in financing activities	(200,539)	(339,453)
Net decrease in cash and cash equivalents	(1,962,065)	(3,013,751)
Cash and cash equivalents, beginning of period	1,995,860	4,230,865
Cash and cash equivalents, end of period	$33,795	$1,217,114

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of March 31, 2023 and for the three-month periods ended March 31, 2023 and 2022 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of March 31, 2023 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2022, which were included as part of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2023 (“2022 Form 10-K”).

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

c.

Revenue Recognition: We occasionally generate revenue from grants to support our product development initiatives. We generally recognize grant revenue when expenses reimbursable under the grant have been paid and payments under the grant become contractually due.

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

e.

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

g.

Intangible Assets: Intangible assets consist primarily of license agreements, and patent and trademark costs. Intangible assets are stated at cost, less accumulated amortization. License agreements and patent costs are amortized using the straight-line method over the estimated useful lives of the license agreements and patents of approximately 5 to 15 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis. During the three-month periods ended March 31, 2023 and 2022, we capitalized patent and trademark costs of $24,341 and $76,175, respectively. During the three-month periods ended March 31, 2023 and 2022, we abandoned patent applications with previously-capitalized patent costs of $469 and $47,774, respectively.

h.

Leases: All of our leases are operating leases and are included in right-of-use lease assets, current lease liabilities and noncurrent lease liabilities on our condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. The discount rates used for each lease were based principally on the Platinum debt, which was secured and outstanding for most of 2018. We used a “build-up” method where the approach was to estimate the risk/credit spread priced into the debt rate and then adjust that for the remaining term of each lease. Additionally, some market research was completed on the Company’s peer group. Short-term operating leases which have an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. Lease expense for operating leases is recognized on a straight-and line basis over the lease term. Lease expense is included in selling, general and administrative expenses on our condensed consolidated statements of operations. See Note 9.

i.

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

j.

Recently Adopted Accounting Standards: In June 2016, the Financial Accounting Standards Board (“FASB”) Issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. In addition, credit losses related to available-for-sale debt securities should be recorded through an allowance for credit losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the amendments is permitted. An entity should apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (a modified-retrospective approach). The adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements.

2.	Liquidity

The Company is engaged in ongoing litigation with CRG. On August 30, 2022, the District Court of Harris County, Texas (the “Texas Court”) awarded CRG approximately $2.6 million in attorney’s fees on their breach of contract claims against Navidea and MT, subject to an interest rate of 18% per annum. The Company has appealed the Texas Court’s judgment to the Fourteenth Court of Appeals of Texas. As of March 31, 2023, the Company has accrued $3,500,011 of legal fees and interest pursuant to the Texas Court’s ruling. See Note 10.

In addition, the Company is engaged in ongoing litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. See Note 10.

The Company has previously entered into an API Development Funding and Access Agreement (“API Development Agreement”) with a strategic partner for assistance with the development and supply of the active pharmaceutical ingredient (“API”) used to manufacture Lymphoseek (technetium Tc 99m tilmanocept) that is sold by the Company in countries other than the United States, Canada and Mexico. Under the API Development Agreement, among other things, the strategic partner agreed to reimburse the Company for up to a total of $1.85 million of the Company’s out-of-pocket costs associated with such development, in two installments, subject to specified commercial and regulatory milestones. On August 11, 2022, the Company received the first installment in the amount of $800,000, which the strategic partner has the right to claw back due to the Company not satisfying certain commercial and regulatory milestones on or before March 31, 2023. The Company remains engaged in consistent communication with the strategic partner regarding this issue and the status of the API Development process. Based on these communications and the strategic partner’s expressed desire and financial and operational motivation for successful completion of the API Development process, the Company does not expect the strategic partner to exercise its claw-back right. The strategic partner is obligated, subject to certain conditions, to pay the remaining reimbursement amount upon the later of July 1, 2023 or satisfaction of specified commercial and regulatory milestones.

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

During the three-month periods ended March 31, 2023 and 2022, the Company recognized revenue from contracts with customers of $0. During the three-month periods ended March 31, 2023 and 2022, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the three-month periods ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
License revenue:
	$—	$—
Sales revenue:
	$—	$—

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

Through March 31, 2023, the Company has not capitalized any contract-related costs as contract assets.

The following table shows the opening and closing balances of contract liabilities from contracts with customers for the the three-month period ended March 31, 2023.

	March 31, 2023	December 31, 2022
	(unaudited)
Total deferred revenue related to contracts with customers, beginning of period	$700,000	$700,000
Deferred revenue related to milestones achieved	—	—
Total deferred revenue, end of period	$700,000	$700,000

The Company had sales revenue receivable of $0 and $610 outstanding as of March 31, 2023 and December 31, 2022, respectively. The Company had license revenue receivable of $0 outstanding as of March 31, 2023 and December 31, 2022.

In addition to revenue from contracts with customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives. The revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants. During the three-month periods ended March 31, 2023 and 2022, the Company recognized grant revenue of $0.

Finally, we expect to recognize revenue from a strategic development partner up to a total of $1.85 million under the terms of the API Development Agreement. Based on the nature of the Company’s operations and the terms of the API Development Agreement, Navidea does not have a vendor-customer relationship with the strategic partner and amounts received under the API Development Agreement are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the API Development Agreement. The first installment of $800,000 received on August 11, 2022 was included in deferred revenue, current in the condensed consolidated balance sheets as of March 31,2023. See Note 2.

4.	Stock-Based Compensation

For the three-month periods ended March 31, 2023 and 2022, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was $19,669 and $184,850, respectively. We have not recorded any income tax benefit related to stock-based compensation in either of the three-month periods ended March 31, 2023 and 2022.

A summary of the status of our stock options as of March 31, 2023, and changes during the three-month period then ended, is presented below.

	Three Months Ended March 31, 2023
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	702,805	$4.42	5.5	$—
Granted	1,339,500	0.32
Cancelled/Forfeited	(138,350)	1.04
Expired	(850)	61.60
Outstanding, March 31, 2023	1,903,105	$1.75	8.2	$—
Exercisable, March 31, 2023	569,231	$4.92	4.5	$—

The weighted average grant date fair value per stock option granted during the three-month period ended March 31, 2023 was $0.24. Key assumptions used in the Black-Scholes option pricing model for stock options granted during the three-month period ended March 31, 2023 were the Company’s stock price, an expected volatility rate of 89.47%, a risk-free rate of 3.87%, and an expected life of 5.95 years.

A summary of the status of our unvested restricted stock as of March 31, 2023, and changes during the three-month period then ended, is presented below.

	Three Months Ended March 31, 2023
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2023	90,000	$0.99
Vested	—	—
Unvested, March 31, 2023	90,000	$0.99

As of March 31, 2023, there was $315,029 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.95 years.

5.	Loss Per Share

Diluted loss per common share for the three-month periods ended March 31, 2023 and 2022 excludes the effects of 25,267,071 and 1,310,974 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 90,000 and 92,500 shares of unvested restricted stock for the three-month periods ended March 31, 2023 and 2022, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

6.	Inventory, Net

The components of inventory, net as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31. 2022
Materials	$27,405	$27,405
Work in process	433,231	399,939
Finished goods	131,804	131,804
Reserve for expiring finished goods	(131,804)	(131,804)
Total inventory, net	$460,636	$427,344

During the three-month periods ended March 31, 2023 and 2022, we allocated $0 and $4,054, respectively, of finished goods inventory for use in clinical trials. These transactions were recorded in research and development expense in the condensed consolidated statements of operations.

7.	Accounts Payable, Accrued Liabilities and Other

Accounts payable as of March 31, 2023 and December 31, 2022 includes an aggregate of $427,069 and $318,527, respectively, due to related parties for director fees and interest on notes payable. Accrued liabilities and other as of March 31, 2023 and December 31, 2022 includes an aggregate of $609,104 and $811,544, respectively, due to related parties for accrued separation costs, bonuses, benefits, and director fees.

The Company pays director fees in both cash and stock. The cash portion of director fees due is included in accounts payable and the stock portion is included in accrued liabilities and other in the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022. Certain directors have elected to defer receipt of cash and stock for director fees until the Company raises sufficient additional capital.

Under our license agreements with the University of California, San Diego (“UCSD”), we have exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept, other than Tc99m tilmanocept used in lymphatic mapping in the United States, Canada and Mexico which rights are licensed to Cardinal Health 414. The UCSD license agreements include obligations for payments related to license fees, milestones, and royalties. As of March 31, 2023, the Company has accrued approximately $259,000 related to the UCSD license agreements for which we have not yet been invoiced. Of this amount, approximately $104,000 is included in accounts payable and $155,000 is included in accrued expenses and other in the condensed consolidated balance sheets. During the quarter ended March 31,2023, the Company reversed approximately $1.2 million of accruals due to an amendment of the UCSD license agreement for the exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept (other than Tc99m tilmanocept used in lymphatic mapping).

On March 30, 2023 (the “Effective Date”), Dr. Michael Rosol signed a Separation & Release Agreement (the “Separation Agreement”) in connection with his resignation from his position as Chief Medical Officer on April 10, 2023 (the “Separation Date”). Pursuant to the Separation Agreement, among other things, the Company agreed to pay Dr. Rosol a lump sum payment, less all relevant taxes and other withholdings, of $25,000, payable pursuant to normal payroll processes upon the Effective Date. This amount, plus the related employer tax liability, is included in the accrued separation costs described above. For purposes of assistance provided to facilitate the smooth transition of the operation and management of the Company for a period of 6 months after the Separation Date, the Company agreed to pay Dr. Rosol $300 per hour, subject to certain limitations. In addition, Dr. Rosol and the Company generally released each other from any and all claims each may have against the other.

On March 30, 2023, in conjunction with Dr. Rosol’s separation, the Company entered into a Consulting Services Agreement (“Consulting Agreement”) with G2G Ventures (“G2G”), the executive director of which is Joshua Wilson, a director of the Company. Under the Consulting Agreement, G2G will provide executive-level support services to the Company as mutually agreed in one or more statements of work. The Company will pay G2G a monthly retainer of $50,000. The Consulting Agreement may be terminated by either party upon 90 days’ notice.

8.	Notes Payable

Bridge Note from John K. Scott, Jr.

On April 10, 2022, the Company entered into a Stock Exchange Agreement with John K. Scott, Jr., pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date and $1.0 million was funded on July 1, 2022. The outstanding balance of the loan, which is evidenced by a bridge note (“2022 Bridge Note”), bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal and accrued and unpaid interest under the 2022 Bridge Note is due and payable on the second anniversary of the Stock Exchange Agreement. The Company’s obligations under the 2022 Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to a Security Agreement.

As consideration and partial inducement for Mr. Scott to enter into the 2022 Bridge Note, the Company exchanged all 50,000 shares of Mr. Scott’s Series E Preferred Stock for 1,740 shares of Series F Preferred Stock and 3,260 shares of Series G Preferred Stock. In accordance with current accounting guidance, the Company recorded a debt discount of $835,876 including $821,250 related to the difference in the value of Mr. Scott’s Series E Preferred Stock and the Series F and Series G Preferred Stock and $14,626 of debt issuance costs. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the 2022 Bridge Note. The balance of the debt discount was $536,134 as of March 31, 2023.

Interest expense related to the Bridge Note totaled $142,151 during the three-month period ended March 31, 2023. The principal balance of the 2022 Bridge Note was $2.5 million as of March 31, 2023.

IPFS Corporation

In November 2021, we prepaid $565,760 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 4.36%. The note was payable in five monthly installments of $114,388, with the final payment made in April 2022.

Interest expense related to the IPFS note payable totaled $0 and $3,712 during the three-month periods ended March 31, 2023 and 2022, respectively. The balance of the IPFS note was $0 as of March 31, 2023.

AFCO Premium Credit LLC

In November 2022, we prepaid $608,275 of insurance premiums through the issuance of a note payable to AFCO Premium Credit LLC (“AFCO”) with an interest rate of 7.85%. The note is payable in nine monthly installments of $69,967, with the final payment due in August 2023.

Interest expense related to the AFCO note payable totaled $9,362 and $0 during the three-month periods ended March 31, 2023 and 2022, respectively. The balance of the AFCO note was $343,074 as of March 31, 2023, and was included in notes payable, current in the condensed consolidated balance sheets.

Summary

During the three-month periods ended March 31, 2023 and 2022, we recorded interest expense of $151,514 and $3,712, respectively, related to our notes payable. Annual principal maturities of our notes payable are $343,074 and $2.5 million in 2023 and 2024, respectively.

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

Total operating lease expense was $9,449 and $37,676 for the three-month periods ended March 31, 2023 and 2022, respectively, and was recorded in selling, general and administrative expenses on our condensed consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2023.

Maturity of Lease Liabilities	Operating Lease Payments
2023 (remaining)	$10,256
2024	1,355
Total undiscounted operating lease payments	11,611
Less imputed interest	313
Present value of operating lease liabilities	$11,298

Balance Sheet Classification
Current lease liabilities	$10,372
Noncurrent lease liabilities	926
Total operating lease liabilities	$11,298

Other Information
Weighted-average remaining lease term for operating leases (in years)	0.5
Weighted-average discount rate for operating leases	10.22%

Cash paid for amounts included in the present value of operating lease liabilities was $9,443 and $93,889 during the three-month periods ended March 31, 2023 and 2022, respectively, and is included in operating cash flows in the condensed consolidated statements of cash flows.

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

On November 21, 2021, the Texas Court entered an interlocutory judgment declaring that CRG did not breach the GSA, but that Navidea did breach the GSA and the indemnification provision of the CRG Loan Agreement. In the interlocutory order, the Texas Court sua sponte awarded as damages reasonable attorneys' fees in an amount, if any, to be determined at trial. CRG made a claim of approximately $2.8 million in attorneys' fees they contend they are entitled to in connection with the alleged breaches of the agreements. Navidea contends CRG have received payments in excess of the amounts owed under the CRG Loan Agreement and are not entitled to an award of attorney’s fees under the GSA or Loan Agreement. On August 30, 2022, the Texas Court made an oral ruling from the bench at the conclusion of the trial, awarding CRG approximately $2.6 million in attorney’s fees on their breach of contract claims against Navidea and MT. A formal written final judgment was entered by the Texas Court on August 31, 2022, however, the written judgment did not identify the basis and reasoning in support of the decision. On September 9, 2022 Navidea filed a request for findings of fact and conclusions of law, asking that the Texas Court state in writing the facts found by the Court and the Court’s conclusions of law. On October 11, 2022, the Texas Court filed their findings of fact and conclusions of law, which includes conclusions of law that the amounts due are subject to an interest rate of 18% per annum. The Company has objected to many of the findings of fact and conclusions of law and to any attempt to amend the final judgment as being untimely. The Texas Court’s judgment remains unchanged. The Company has appealed the Texas Court’s judgment to the Fourteenth Court of Appeals of Texas, filing its Appellant’s Brief on April 7, 2023. As of March 31, 2023, the Company has accrued approximately $3.5 million of legal fees and interest pursuant to the Texas Court’s ruling.

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

On February 11, 2019, Dr. Goldberg represented to the MT Board of Directors (the “MT Board”) that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency. On February 20, 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with John K. Scott, Jr., who is also the Vice Chair of the Board of Directors of Navidea. On or about February 17, 2022, the Joint Official Liquidators and Foreign Representatives of PPVA executed the necessary paperwork to transfer its preferred stock in MT to Navidea.

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

The District Court also rejected Dr. Goldberg’s claim for wrongful termination as Chief Executive Officer of MT. In addition, the District Court found that Dr. Goldberg lacked standing to seek injunctive relief to force the removal of Dr. Claudine Bruck and Michael Rice from the MT Board, to invalidate all actions taken by the MT Board on or after November 29, 2018 (the date upon which Dr. Bruck and Mr. Rice were appointed by Navidea to the MT Board), or to reinstate the terminated sublicense between Navidea and MT.

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

On August 6, 2021, the Company moved for reconsideration of its obligations to advance fees. On October 14, 2021, the Magistrate Judge recommended that Navidea’s motion for reconsideration be denied. On March 7, 2022, the District Court adopted the Report and Recommendation in part and permitted Dr. Goldberg to seek advancement for his fees incurred in defense of his claims since September 1, 2020. On April 8, 2022, Dr. Goldberg submitted a fee application seeking advancement of $143,172.55 for attorneys’ fees and disbursements for the time period September 1, 2020 through March 31, 2022. On March 15, 2023, the District Court adopted the Magistrate Judge’s report and recommendation that Dr. Goldberg’s application for fees allegedly incurred in connection with his defense of Navidea’s claims be denied as a sanction for failure to comply with prior court orders and that his application for fees incurred in connection with the successful prosecution of his prior fee applications be approved in the amount of $12,600. On March 17, 2023, the District Court confirmed that no further claims for advancement will be accepted by the Court in light of its March 15, 2023 Order. The Company has made the payment ordered by the District Court.

Fact discovery and expert discovery in the New York Action have been completed. The Company moved to disqualify Dr. Goldberg’s damages expert. On November 9, 2022, the District Court issued an opinion granting the Company’s motion in part and precluding Dr. Goldberg’s damages expert from testifying on all but two issues. The Court has set a deadline of July 13, 2023 for the time by which the parties must submit their motions for summary judgment.

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

Amendment to NOL Rights Agreement

On April 7, 2022, the Company’s Board of Directors (the “Board”) adopted an NOL rights plan in the form of a Section 382 Rights Agreement (“NOL Rights Agreement”) to preserve and protect the Company’s net operating loss carryforwards (“NOLs”) and other tax assets. As of December 31, 2022, the Company had approximately $175 million of NOLs available to offset future federal taxable income.

Under the NOL Rights Agreement, the Board declared a non-taxable dividend of one preferred share purchase right for each outstanding share of common stock of the Company, each right initially representing the right to purchase one one-thousandth of a share of our Series H Junior Participating Preferred Stock. The rights will be exercisable only if a person or group acquires 4.99% or more of Navidea common stock. Existing shareholders that beneficially own in excess of 4.99% of Navidea common stock are “grandfathered in” at their current ownership level and the rights then become exercisable if any of those stockholders acquire an additional 0.5% or more of Navidea common stock. If the rights become exercisable, all holders of rights, other than the person or group triggering the rights, will be entitled to purchase Navidea common stock at a 50 percent discount or the Company may exchange each right held by such holders for five shares of common stock (the “Exchange Ratio”). Rights held by the person or group triggering the rights will become void and will not be exercisable. The Board has the discretion to exempt any person or group from the provisions of the NOL Rights Agreement.

On January 10, 2023, the Board approved the First Amendment to Section 382 Rights Agreement (“NOL Rights Agreement Amendment”), which reduced the Exchange Ratio from five shares of common stock per right to three shares of common stock per right. No other terms of the NOL Rights Agreement were amended.

The rights issued under the NOL Rights Agreement, as amended, will expire on the earliest of (i) April 6, 2025; (ii) the effective date of the repeal of Section 382 or any successor statute if the Board determines in its sole discretion that the amended NOL Rights Agreement is no longer necessary or desirable for the preservation of NOLs or other tax benefits; (iii) the first day of a taxable year of the Company to which the Board determines in its sole discretion that no NOLs or other Tax Benefits may be carried forward; or (iv) the day following the certification of the voting results of the Company’s 2022 annual meeting of stockholders if at or before such annual meeting a proposal to approve the NOL Rights Agreement has not been approved by stockholders, unless the Rights are earlier redeemed or exchanged by the Company, or upon the occurrence of certain transactions.

401(k) Employer Match

During the three-month periods ended March 31, 2023 and 2022, we issued 163,586 and 53,238 shares of our Common Stock as matching contributions to our 401(k) Plan, which were valued at $52,348 and $44,720, respectively.

Long Term Incentive Plan

On September 9, 2022, the Company’s Board of Directors (the “Board”) approved and adopted the terms and conditions of a long-term incentive plan (“LTIP”) that seeks to motivate and reward employees. The LTIP provides for the issuance of share-based awards to employees of the Company pursuant to the 2014 Plan. The target amount of the stock award under the LTIP for each employee was determined based on a variety of factors. Payout of the stock awards is based on the achievement of pre-established performance objectives and goals related to financing and U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) regulatory milestones for the Company’s Phase 3 clinical trial for rheumatoid arthritis (NAV3-33). The financing and EMA regulatory milestones will each comprise 5% of the total stock award payout for participants; the FDA regulatory milestones will comprise the remaining 90%. The payout amount is subject to downward adjustment based on the timing of the achievement of the particular milestone. In order to receive the payout, the participant generally will be required to continue to be employed through the date of the payout.

Although the Company did not fully satisfy the financing milestone, based on completion of the Rights Offering in August 2022 (“2022 Rights Offering”), the Board decided to pay out 5% of the target stock award to all participants under the LTIP. During the year ended December 31, 2022, we issued 70,500 shares of Common Stock to all participants under the LTIP, which were valued at $19,740. Upon issuance of the stock awards, the participants were 100% vested in the stock awards.

On March 10, 2023, the Board amended the LTIP to award all 1,339,500 remaining unearned LTIP stock awards as stock options. The LTIP stock options have an exercise price of $0.32 per share and will expire on the tenth anniversary of the date of grant. The LTIP stock options will vest according to the performance objectives originally established for the LTIP as described above.

12.	Stock Warrants

As of March 31, 2023, there are warrants outstanding to purchase 23,363,966 shares of Common Stock. The warrants are exercisable at prices ranging from $0.50 to $49.80 per share with a weighted average exercise price per share of $0.54. The warrants have remaining outstanding terms ranging from 0.2 to 4.4 years.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance as of March 31, 2023 and December 31, 2022.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of March 31, 2023.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of March 31, 2023 or December 31, 2022 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of March 31, 2023, tax years 2019-2022 remained subject to examination by federal and state tax authorities.

As of March 31, 2023, we had approximately $175.1 million of federal and $20.1 million of state net operating loss carryforwards, as well as approximately $9.1 million of federal R&D credit carryforwards which expire from 2023 to 2037.

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended March 31, 2023	Diagnostics	Therapeutics	Corporate	Total
Research and development expenses	$1,170,553	$96,900	$—	$1,267,453
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	2,178	1,125,183	1,127,361
Depreciation and amortization (2)	9,275	—	18,280	27,555
Loss from operations (3)	(1,179,828)	(99,078)	(1,143,463)	(2,422,369)
Other expense (4)	—	—	946,039	946,039
Net loss	(1,179,828)	(90,078)	(197,424)	(1,476,330)
Total assets, net of depreciation and amortization:
United States	$—	$—	$1,776,386	$1,776,386
International	578,272	—	12,928	591,200
Capital expenditures	15,068	—	—	15,068

Three Months Ended March 31, 2022	Diagnostics	Therapeutics	Corporate	Total
Research and development expenses	$989,887	$179,367	$—	$1,169,254
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	—	1,787,152	1,787,152
Depreciation and amortization (2)	6,040	—	16,838	22,878
Loss from operations (3)	(995,927)	(179,367)	(1,803,990)	(2,979,284)
Other expense (4)	—	—	(7,961)	(7,961)
Net loss	(995,927)	(179,367)	(1,811,951)	(2,987,245)
Total assets, net of depreciation and amortization:
United States	$150,920	$—	$3,034,316	$3,185,236
International	393,753	—	23,136	416,889
Capital expenditures	40,221	—	1,796	42,017

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(2)	Depreciation and amortization are reflected in selling, general and administrative expenses ($27,555 and $22,878 for the three-month periods ended March 31, 2023 and 2022, respectively).
(3)

Loss from operations does not reflect the allocation of certain selling, general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(4)	Amounts consist primarily of gain on amendment of contracts, interest income and interest expense, which are not currently allocated to our individual reportable segments.

15.	Supplemental Disclosure for Statements of Cash Flows

During the three-month periods ended March 31, 2023 and 2022, we paid interest aggregating $117,810 and $3,712, respectively. During the three-month periods ended March 31, 2023 and 2022, we issued 163,586 and 53,238 shares of our Common Stock as matching contributions to our 401(k) Plan, which were valued at $52,348 and $44,720, respectively.

16.	Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2023 and through the date these condensed consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC.

Asset Purchase Agreement

On April 10, 2023, the Company entered into an Asset Purchase Agreement with Meilleur Technologies, Inc. (“Meilleur”), pursuant to which Meilleur agreed to acquire certain assets and assume certain liabilities of the Company relating to its business of developing and commercializing PET biomarkers for Alzheimer’s Disease (the “Business”). As part of the purchase price, Meilleur paid a cash payment of $250,000 to the Company at closing and agreed to make a cash payment of $500,000 to the Company within 60 days after the closing date. In addition, Meilleur agreed to make certain future payments (as part of the purchase price) to the Company, including contingent payments and milestone payments based on potential licensing events, regulatory submissions, regulatory approvals, and net sales of any approved product derived from the purchased Business.

Bridge Note from John K. Scott, Jr.

On April 25, 2023, Mr. Scott agreed to make a second loan to the Company in the principal amount of up to $300,000 under the terms of a secured bridge note (“2023 Bridge Note”), of which $225,000 and $75,000 were funded on April 26, 2023. and May 9, 2023, respectively. The Company has agreed to pay a non-refundable fee of $15,000 to Mr. Scott at maturity on June 26, 2023. The Company’s obligations under the 2023 Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to the Security Agreement dated April 10, 2022, as amended on April 25, 2023 in favor of Mr. Scott.

Stock Purchase Agreement

On April 26, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Keystone Capital Partners, LLC (“Keystone”) whereby the Company may offer and sell, from time to time at its sole discretion, and whereby Keystone committed to purchase, up to $2,750,000 of shares of the Company’s common stock (but subject to certain limitations and conditions). Under the Purchase Agreement, the Company agreed to issue to Keystone 400,000 shares of Common Stock as consideration for its commitment to purchase shares under the Purchase agreement, with 200,000 shares (based on the closing stock price of $0.25 as of April 25, 2023) being delivered on the date of the Purchase Agreement and the remaining 200,000 shares (based on the closing stock price of $0.25 as of April 25, 2023) to be delivered upon the Company raising a minimum of $2,750,000 under the Purchase Agreement or any other source. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Keystone, pursuant to which it agreed to provide Keystone with certain registration rights related to the shares issued under the Purchase Agreement.

On May 3, 2023, the Company sold 284,090 shares of common stock to Keystone under the Purchase Agreement at a purchase price of $0.18 per share, generating gross proceeds of $50,000.

Between May 4 and May 5, 2023, the Company sold a total of 626,911 shares of common stock to Keystone under the Purchase Agreement at a purchase price of $0.16 per share, generating total gross proceeds of $100,000.

As a result of these Dilutive Issuances (as defined in the Certificate of Designation for the Series I Preferred Stock and the related Warrants issued in the 2022 Rights Offering), the conversion price of the Series I Preferred Stock and the exercise price of the Warrants have been adjusted to $0.16 per share. Based on the adjusted conversion price, each share of the Series I Preferred Stock is convertible into 6,250 shares of common stock.

Letter of Intent for Asset Purchase Agreement

On April 26, 2023 the Company executed a Letter of Intent with Respect to Cardinal Milestone Payment (the “LOI”) with Keystone. Pursuant to the LOI, the parties intend that, subject to the satisfaction of various conditions, Keystone would acquire a $10 million milestone payment which would be paid to the Company by Cardinal Health 414, LLC (“Cardinal Health”) at such time as annual sales of Lymphoseek exceed $100 million in a fiscal year for a purchase price of $8 million. The right to receive the milestone payment will be backed by the Company’s issuance of 10,000 shares of Series I convertible preferred stock (“Series I Stock”) plus 5-year warrants with an exercise price of $0.50 per share. The Series I Stock will be forfeited upon payment of the milestone payment to Keystone. The conditions for closing include, among others, (i) the Company raising a minimum amount of new equity as agreed upon by the parties, and (ii) Mr. Scott converting all of his promissory notes into shares of Series I Stock and warrants.

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

●	our history of operating losses and uncertainty of future profitability;

●	our ability to successfully complete research and further development of our drug candidates;

●	the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates, including delays and additional costs related to the current Russia-Ukraine conflict;

●	our ability to successfully commercialize our drug candidates, including delays or disruptions related to the current Russia-Ukraine conflict;

●	our ability to raise capital sufficient to fund our development programs, including unavailability of funds or delays in receiving funds as a result of the current Russia-Ukraine conflict;

●	delays in receipt of anticipated proceeds from our capital funding transactions and other receivables;

●	our dependence on royalties and grant revenue;

●	our limited product line and distribution channels;

●	advances in technologies and development of new competitive products;

●	our ability to maintain effective control over financial reporting;

●	the outcome of any pending litigation;

●	our ability to comply or regain compliance with NYSE American continued listing standards; and

●	other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other Securities and Exchange Commission (“SEC”) filings.

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

As a brief overview of recent developments in the Company’s diagnostics area (additional details in following sections), Navidea has completed the Phase 2b clinical trial (NAV3-31) evaluating imaging repeatability, reproducibility, and stability, as well as the capacity of Tc99m tilmanocept imaging to serve as an early predictor of treatment efficacy of anti-tumor necrosis factor alpha (“TNFα”) therapy in patients with moderate to severe Rheumatoid Arthritis (“RA”). In addition, the Company has completed enrollment into a Phase 2b clinical trial (NAV3-35) designed to accrue hand and wrist planar and single photon emission computed tomography/computed tomography (“SPECT/CT”) images from healthy subjects (with SPECT/CT imaging also done on a small group of RA patients) so that Navidea can complete a normative database in support of its RA imaging commercial product development. The Company’s ongoing pivotal Phase 3 trial for RA (NAV3-33) is the next step in the development plan for indications in RA. The additional Phase 2b trial (NAV3-32) correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies is actively recruiting. In addition, the investigator-initiated Phase 2 cardiovascular (“CV”) study was completed at Massachusetts General Hospital and a manuscript has been submitted by the investigators. Results of this study provided to date have paralleled data in our earlier published article, and these data are supportive of Navidea’s hypothesis that tilmanocept can provide marked signal to background in a host of CV disease applications.

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

Navidea was also awarded a $225,000 phase 1 Small Business Technology Transfer grant (1R41HL147640-01A1) entitled Gallium 68 Tilmanocept for PET Imaging of Atherosclerosis Plaques. This grant supported a research collaboration between Navidea and Dr. Suzanne Lapi of the University of Alabama Birmingham (“UAB”) evaluating a mouse model of atherosclerosis. This work had as its aim the evaluation of [68]gallium tilmanocept and various next generation imaging agents for visualizing plaques. Activities began in the fourth quarter of 2019. In follow on experiments related to the work done on atherosclerosis, UAB and Navidea collaborated on other imaging experiments that evaluated next generation Manocept imaging agents and other constructs designed to block off target localization to the liver to enhance visualization of tumors using the CT26 mouse model of cancer. These efforts were successful and resulted in new patent applications and, on March 6, 2023, in a publication in the journal Molecular Imaging and Biology.

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

Other Immunotherapeutic Applications

The Company continues to evaluate emerging data in other disease states to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform, including ongoing studies in KS, RA and infectious diseases such as leishmaniasis. In collaboration with investigators at the NIH, four experiments in various mouse models of leishmaniasis have been completed evaluating several of Navidea’s Manocept constructs for therapeutic efficacy. Promising results were observed that are currently being followed up upon. The immuno-inflammatory process is remarkably complex and tightly regulated with indicators that initiate, maintain and shut down the process. Macrophages are immune cells that play a critical role in the initiation, maintenance, and resolution of inflammation. They are activated and deactivated in the inflammatory process. Because macrophages may promote dysregulation that accelerates or enhances disease progression, diagnostic and therapeutic interventions that target macrophages may open new avenues for controlling inflammatory diseases. There can be no assurance that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance.

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $1.3 million and $1.2 million in total on R&D activities during the three-month periods ended March 31, 2023 and 2022, respectively. Of the total amounts we spent on R&D during those periods, excluding costs related to our internal R&D headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Three Months Ended March 31,
Development Program	2023	2022
Manocept Platform – Diagnostics	$867,593	$364,547
Manocept Platform – Therapeutics	96,900	179,367
Tc99m Tilmanocept	9,921	1,648

We expect to continue the advancement of our efforts with our Manocept platform during the remainder of 2023. We currently expect our total R&D expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be lower in 2023 than in 2022.

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

Results of Operations

Our pharmaceutical products and product candidates are not yet generating significant commercial revenue and our operating variances focus on our product development programs and the supporting general and administrative expenses.

Three Months Ended March 31, 2023 and 2022

License Revenue. No license revenue was recorded during the first quarter of 2023 or 2022.

Grant and Other Revenue. No grant or other revenue was recognized during the first quarter of 2023 or 2022.

Research and Development Expenses. R&D expenses increased $98,000, or 8%, to approximately $1.3 million during the first quarter of 2023 from $1.2 million during the same period in 2022. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $503,000 including increased manufacturing-related activities and increased clinical trial costs; and (ii) increased Tc99m tilmanocept development costs of $8,000, primarily European regulatory consulting expenses; offset by (iii) decreased Manocept therapeutic development costs of $82,000 including decreased preclinical and clinical development costs and decreased manufacturing-related activities. The net increase in R&D expenses also included increased regulatory consulting expenses of $30,000 offset by decreased employee compensation including fringe benefits and incentive-based awards of $334,000, decreased recruiting fees of $17,000 and decreased general office expenses of $10,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $655,000, or 36%, to approximately $1.2 million during the first quarter of 2023 from $1.8 million during the same period in 2022. The decrease was primarily due to decreased legal and professional services of $501,000, decreased employee compensation including fringe benefits and incentive-based awards of $62,000, decreased losses on the abandonment of certain intellectual property of $47,000 and decreased director fees of $45,000 related to decreased board compensation rates.

Other Income (Expense). Other income, net, was $946,000 during the first quarter of 2023 compared to other expense, net, of $8,000 during the same period in 2022. During the first quarter of 2023, we recognized a gain on amendment of contracts of $1.2 million resulting from an amendment to our license agreement with UCSD for the exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept (other than Tc99m tilmanocept used in lymphatic mapping). The amendment released the Company from any and all obligations related to certain diligence requirements as defined in the license agreement. During the first quarters of 2023 and 2022, we recognized interest expense of $263,000 and $4,000, respectively. The increase was primarily due to increases in interest expenses related to the Bridge Note of $142,000 and the CRG judgement of $115,000.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $34,000 as of March 31, 2023 from $2.0 million as of December 31, 2022. The net decrease was primarily due to cash used to fund our operations of $1.7 million, payments on notes payable of $201,000, patent and trademark costs of $24,000 and purchases of equipment of $15,000.

Operating Activities. Cash used in operations was $1.7 million during the first quarter of 2023 compared to $2.6 million used during the same period in 2022.

Receivables increased to $31,000 as of March 31, 2023 from less than $1,000 as of December 31, 2022, primarily due to the expected refund of unused research sponsorship funds related to preclinical study.

Inventory, net increased to $461,000 as of March 31, 2023 from $427,000 as of December 31, 2022, primarily due to the manufacture of two batches of finished goods that were in process as of March 31, 2023.

Prepaid expenses and other current assets decreased to $672,000 as of March 31, 2023 from $780,000 as of December 31, 2022, primarily due to normal amortization of prepaid insurance of $178,000, which was offset by increased deferred stock offering and deferred debt issuance costs of $75,000.

Accounts payable increased to $3.2 million as of March 31, 2023 from $2.1 million as of December 31, 2022, primarily due to net increased payables due for clinical development activities, legal and professional services, and deferred board of director fees.

Accrued liabilities and other current liabilities decreased to $4.9 million as of March 31, 2023 from $6.5 million as of December 31, 2022. Net decreased accruals related to clinical development activities, including the reversal of accruals resulting from the UCSD license amendment, incentive-based compensation, employee benefits, and the separation of our former Chief Executive Officer and Chief Medical Officer were offset by net increased accruals related to legal and professional services. Our payable and accrual balances will continue to fluctuate but will likely decrease overall when the Company secures additional financing.

Investing Activities. Investing activities used $39,000 during the first quarter of 2023 compared to $118,000 used during the same period in 2022. Patent and trademark costs used $24,000 and purchases of property and equipment used $15,000 during the first quarter of 2023. Patent and trademark costs used $76,000 and purchases of property and equipment used $42,000 during the first quarter of 2022.

Financing Activities. Financing activities used $201,000 during the first quarter of 2023 compared to $339,000 million used during the same period in 2022. The $201,000 used by financing activities in the first quarter of 2023 consisted of principal payments on financed insurance premiums of $201,000. The $339,000 used by financing activities in the first quarter of 2022 consisted of principal payments on financed insurance premiums of $339,000.

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

We plan to focus our resources during the remainder of 2023 on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently it is likely we will need to seek additional financing in order to support our planned development programs.

On April 25, 2023, Mr. Scott agreed to make a second loan to the Company in the principal amount of up to $300,000 under the terms of the 2023 Bridge Note, of which $225,000 and $75,000 were funded on April 26, 2023 and May 9, 2023, respectively. The Company has agreed to pay a non-refundable fee of $15,000 due to Mr. Scott at maturity on June 26, 2023. The Company’s obligations under the 2023 Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to the Security Agreement dated April 10, 2022, as amended on April 25, 2023 in favor of Mr. Scott.

On April 26, 2023, the Company entered into a Purchase Agreement with Keystone under which the Company may sell from time to time at its sole discretion (subject to certain limitations and conditions) up to $2,750,000 of shares of the Company’s common stock, Under the Purchase Agreement, the Company agreed to issue to Keystone 400,000 shares of Common Stock as consideration for its commitment to purchase shares under the Purchase Agreement, with 200,000 shares  (based on the closing stock price of $0.25 as April 25, 2023) being delivered on the date of the Purchase Agreement and the remaining 200,000 shares  (based on the closing stock price of $0.25 as April 25, 2023) to be delivered upon the Company raising a minimum of $2,750,000 under the Purchase Agreement or any other source. On May 3, 2023 the Company sold 284,090 shares of common stock to Keystone under the Purchase Agreement at a purchase price of $0.18 per share, generating gross proceeds of $50,000. Between May 4 and May 5, 2023, the Company sold a total of 626,911 shares of common stock to Keystone under the Purchase Agreement at a purchase price of $0.16 per share, generating total gross proceeds of $100,000. The shares that may be issued and sold under the Purchase Agreement are registered under the Company’s shelf registration statement on Form S-3 (File No. 333-252847) and the related prospectus supplement dated April 27, 2023.

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

The Company is currently engaged in litigation with Dr. Goldberg and CRG. As of March 31, 2023, the Company has accrued approximately $3.5 million of legal fees and interest pursuant to the CRG judgment. The amount of ultimate liability, if any, with respect to the Goldberg litigation is unknown.

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

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also continues working to establish new sources of funding, including potential equity or debt investments, collaborations and additional grant funding that can augment the balance sheet. However, the Company may be unable to raise sufficient capital when it needs it or on favorable terms. Based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing of this Quarterly Report on Form 10-Q. No adjustments have been made to the accompanying condensed consolidated financial statements as a result of this uncertainty. See Note 2 to the accompanying condensed consolidated financial statements.

As of March 31, 2023, we had no off-balance sheet arrangements.

Recent Accounting Standards

See Note 1(h) to the accompanying condensed consolidated financial statements.

Critical Accounting Policies

We base our management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, upon our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. We describe our significant accounting policies in the notes to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023 (“2022 Form 10-K”). We include within these policies our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

Revenue Recognition. We occasionally generate revenue from grants to support our product development initiatives. We generally recognize grant revenue when expenses reimbursable under the grant have been paid and payments under the grant become contractually due.

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

Critical Accounting Estimates

There have been no material changes to the Company's critical accounting estimates as previously reported in the Company's 2022 Form 10-K.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's 2022 Form 10-K.

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

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
May 11, 2023

By:	/s/ John K. Scott, Jr.

John K. Scott, Jr.
Vice Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Joseph W. Meyer

Joseph W. Meyer
Director, Finance and Accounting
(Principal Financial and Accounting Officer)