Form 10-Q
period 2023-06-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2023-08-11
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 99,830,635 shares of Common Stock, par value $.001 per share (as of the close of business on August 9, 2023).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	3

	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Deficit for the Three-Month and Six-Month Periods Ended June 30, 2023 and 2022 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2023 and 2022 (unaudited)	8

	Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Forward-Looking Statements	27

	The Company	27

	Technology and Product Candidates	28

	Outlook	31

	Discontinued Operations	32

	Results of Operations	33

	Liquidity and Capital Resources	34

	Off-Balance Sheet Arrangements

	Recent Accounting Standards	37

	Critical Accounting Policies	37

	Critical Accounting Estimates	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

	Disclosure Controls and Procedures	39

	Changes in Control Over Financial Reporting	39

PART II – Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	40

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,143,869	$1,995,860
Receivables	44,712	630
Inventory, net	460,746	427,344
Prepaid expenses and other	355,215	780,110
Total current assets	7,004,542	3,203,944
Property and equipment	733,145	835,845
Less accumulated depreciation and amortization	610,747	700,498
Property and equipment, net	122,398	135,347
Right-of-use lease assets	24,313	107,243
Less accumulated amortization	4,749	86,943
Right-of-use lease assets, net	19,564	20,300
License agreements, patents and trademarks	1,303,906	1,215,604
Less accumulated amortization	242,372	215,363
License agreements, patents and trademarks, net	1,061,534	1,000,241
Other assets	11,774	11,774
Total assets	$8,219,812	$4,371,606

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	June 30, 2023	December 31, 2022
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFECIT
Current liabilities:
Accounts payable	$2,007,781	$2,122,538
Accrued liabilities and other	4,159,946	6,456,762
Notes payable, current, net of discount	1,319,105	543,613
Lease liabilities, current	19,030	18,976
Deferred revenue, current	800,000	800,000
Total current liabilities	8,305,862	9,941,889
Lease liabilities, net of current portion	534	1,312
Notes payable to related party, net of discount	—	1,871,715
Deferred revenue	700,000	700,000
Total liabilities	9,006,396	12,514,916
Commitments and contingencies (See Note 10)
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 0 shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Series G preferred stock; $.001 par value, 3,260 shares authorized; 2,270 and 3,260 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	3
Series H preferred stock; $.001 par value, 75,000 shares authorized; 0 shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Series I preferred stock; $.001 par value, 35,000 shares authorized; 4,145 and 9,480 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	10
Series J preferred stock; $.001 par value, 150,000 shares authorized; 11,000 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	11	—
Series K preferred stock; $.001 par value; 150,000 shares authorized; 83,949 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	84	—
Common Stock; $.001 par value, 300,000,000 shares authorized; 96,149,385 and 32,687,666 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	287,146	223,684
Additional paid-in capital	382,287,796	379,343,124
Accumulated deficit	(383,654,144)	(388,002,649)
Total stockholders' deficit	(1,079,101)	(8,435,828)
Noncontrolling interest	292,517	292,518
Total Navidea stockholders’ deficit	(786,584)	(8,143,310)
Total liabilities and stockholders’ deficit	$8,219,812	$4,371,606

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Sales revenue	$—	$6,519	$—	$6,519
Grant and other revenue	—	51,007	—	51,007
Total revenue	—	57,526	—	57,526
Cost of revenue	—	473	—	473
Gross profit	—	57,053	—	57,053
Operating expenses:
Research and development	1,106,265	1,723,988	2,373,718	2,893,242
Selling, general and administrative	1,321,433	1,255,666	2,476,349	3,065,695
Total operating expenses	2,427,698	2,979,654	4,850,067	5,958,937
Loss from operations	(2,427,698)	(2,922,601)	(4,850,067)	(5,901,884)
Other income (expense):
Interest income (expense), net	614,380	(83,584)	351,185	(87,246)
Gain on amendment of contracts	—	—	1,226,432	—
Gain on sale of non-financial asset – NAV4694	750,000	—	750,000	—
Loss on extinguishment of debt	(185,056)	—	(185,056)	—
Other, net	(144,810)	6,726	(162,008)	2,427
Total other income (expense), net	1,034,514	(76,858)	1,980,553	(84,819)
Loss from continuing operations	(1,393,184)	(2,999,459)	(2,869,514)	(5,986,703)
Discontinued operations, net of tax effect:
Gain on discontinued operations – Lymphoseek®	7,425,000	—	7,425,000	—
Net income (loss)	6,031,816	(2,999,459)	4,555,486	(5,986,703)
Net income attributable to noncontrolling interest	—	1	1	3
Preferred stock dividends	(68,937)	—	(68,937)	—
Deemed dividend on preferred stock exchanged	(138,045)	—	(138,045)	—
Net income (loss) attributable to common stockholders	$5,824,834	$(2,999,458)	$4,348,505	$(5,986,700)

(Loss) income per common share (basic and diluted)
Continuing operations	$(0.03)	$(0.10)	$(0.08)	$(0.20)
Discontinued operations	$0.15	$—	$0.19	$—
Attributable to common stockholders	$0.12	$(0.10)	$0.11	$(0.20)
Weighted average shares outstanding	48,242,642	30,268,858	40,491,390	30,238,471

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

For the Six Months Ended June 30, 2023
	Preferred Stock		Common Stock Issued		Additional Paid-	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	In Capital	Deficit	Interest	Total
Balance, January 1, 2023	12,740	$13	32,687,666	$223,684	$379,343,124	$(388,002,649)	$292,518	$(8,143,310)
Issued stock to 401(k) plan	-	-	163,586	164	52,184	-	-	52,348
Stock compensation expense	-	-	-	-	19,669	-	-	19,669
Net loss	-	-	-	-	-	(1,476,329)	(1)	(1,476,330)
Balance, March 31, 2023	12,740	13	32,851,252	223,848	379,414,977	(389,478,978)	292,517	(9,547,623)
Issued stock under Equity Line of Credit, net of costs	-	-	6,308,489	6,308	593,818	-	-	600,126
Issued Series J Preferred Stock, net of costs	11,000	11	-	-	1,088,989	-	-	1,089,000
Accrued Dividends payable on Series G Preferred Stock	-	-	-	-	-	(68,853)	-	(68,853)
990 Series G Preferred Stock and Accrued Dividends exchanged for 11,969 Series J Preferred Stock	10,979	11	-	-	68,842	-	-	68,853
Deemed dividend on Series G Preferred Stock and Accrued Dividends exchanged for Series J Preferred Stock	-	-	-	-	138,045	(138,045)	-	-
Series I Preferred Stock converted into Common Stock	(5,335)	(6)	33,277,222	33,277	(33,271)	-	-	-
Series J Preferred Stock converted into Common Stock	(11,969)	(12)	11,508,672	11,509	(11,497)	-	-	-
Issued Series K Preferred Stock dividend	83,949	84	-	-	-	(84)	-	-
Issued stock as partial repayment of debt	-	-	12,200,000	12,200	1,061,400	-	-	1,073,600
Issued stock for payment of director fees	-	-	3,750	4	334	-	-	338
Stock compensation expense	-	-	-	-	(33,841)	-	-	(33,841)
Net income	-	-	-	-	-	6,031,816	-	6,031,816
Balance, June 30, 2023	101,364	$101	96,149,385	$287,146	$382,287,796	$(383,654,144)	$292,517	$(786,584)

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(unaudited)

For the Six Months Ended June 30, 2022
	Preferred Stock		Common Stock Issued		Additional Paid-	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	In Capital	Deficit	Interest	Total
Balance, January 1, 2022	72,077	$72	30,279,922	$221,277	$370,459,705	$(370,787,610)	$731,299	$624,743
Issued stock in lieu of cash bonuses	-	-	16,632	17	16,948	-	-	16,965
Issued stock to 401(k) plan	-	-	53,238	53	44,667	-	-	44,720
Issued stock for payment of director fees	-	-	7,500	7	6,518	-	-	6,525
MT Preferred Stock reacquired due to Platinum settlement	-	-	-	-	438,778	-	(438,778)	-
Stock compensation expense	-	-	-	-	184,850	-	-	184,850
Net loss	-	-	-	-	-	(2,987,242)	(3)	(2,987,245)
Balance, March 31, 2022	72,077	72	30,357,292	221,354	371,151,466	(373,774,852)	292,518	(2,109,442)
Series E Preferred Stock exchanged for Series F and Series G Preferred Stock	(45,000)	(45)	-	-	821,295	-	-	821,250
Issued stock for payment of director fees	-	-	7,500	7	6,443	-	-	6,450
Stock compensation expense	-	-	-	-	40,554	-	-	40,554
Net loss	-	-	-	-	-	(2,999,458)	(1)	(2,999,459)
Balance, June 30, 2022	27,077	$27	30,364,792	$221,361	$372,019,758	$(376,774,310)	$292,517	$(4,240,647)

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,555,486	$(5,986,703)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,689	44,649
Non-cash lease expense	18,239	60,929
Loss on abandonment of patent and trademark applications	1,377	62,388
Stock compensation expense	(14,173)	225,404
Value of stock issued to 401(k) plan for employer matching contributions	52,348	44,720
Value of stock issued in payment of employee bonuses	—	16,965
Value of stock issued in payment of director fees	338	12,975
Gain on amendment of contracts	(1,226,432)	—
Loss on extinguishment of debt	185,056	—
Amortization of debt discount and issuance costs	197,361	56,182
Changes in operating assets and liabilities:
Receivables	(44,082)	62,924
Inventory	(33,402)	(164,515)
Prepaid expenses and other assets	424,895	411,284
Accounts payable	(114,757)	1,005,335
Accrued and other liabilities	(1,070,383)	(418,347)
Lease liabilities	(18,227)	(175,535)
Deferred revenue	—	45,929
Net cash provided by (used in) operating activities	2,968,333	(4,695,415)
Cash flows from investing activities:
Payments for purchases of equipment	(15,068)	(48,657)
Proceeds from sales of equipment	336	—
Patent and trademark costs	(89,678)	(190,727)
Net cash used in investing activities	(104,410)	(239,384)
Cash flows from financing activities:
Proceeds from issuance of Preferred Stock	1,100,000	—
Payment of preferred stock issuance costs	(11,000)	—
Proceeds from issuance of Common Stock	643,759	—
Payment of Common Stock issuance costs	(43,633)	—
Proceeds from note payable	300,000	1,500,000
Payment of debt issuance costs	—	(14,627)
Principal payments on notes payable	(705,040)	(453,427)
Net cash provided by financing activities	1,284,086	1,031,946
Net increase (decrease) in cash and cash equivalents	4,148,009	(3,902,853)
Cash and cash equivalents, beginning of period	1,995,860	4,230,865
Cash and cash equivalents, end of period	$6,143,869	$328,012

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of June 30, 2023 and for the three-month and six-month periods ended June 30, 2023 and 2022 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The balances as of June 30, 2023 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2022, which were included as part of our Annual Report on Form 10-K filed with the SEC on March 27, 2023 (“2022 Form 10-K”).

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

d.

Net Earnings (Loss) Per Share: Net earnings (loss) per share is calculated in accordance with the two-class method. Under the two-class method, net earnings (loss) is allocated between Common Stock and other participating securities based on their participation rights. We have determined that the outstanding nonvested restricted stock represents participating securities. Net earnings (losses) are not allocated to the nonvested restricted stockholders for calculating net earnings (loss) per share under the two-class method because nonvested restricted stockholders do not have contractual obligations to share in the earnings (losses) of the Company. Basic net earnings (loss) per share is calculated by dividing net earnings (loss) attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive instruments. Diluted net earnings (loss) per share is calculated using the more dilutive of (a) the two-class method, or (b) treasury stock method, as applicable, to the potentially dilutive instruments. The weighted average number of shares of Common Stock outstanding during the period reflects additional common shares that would have been outstanding if dilutive potential shares of Common Stock had been issued. Potential shares of Common Stock that may be issued by the Company include convertible preferred stock, options and warrants. See Note 5.

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

g.

Intangible Assets: Intangible assets consist primarily of license agreements, and patent and trademark costs. Intangible assets are stated at cost, less accumulated amortization. License agreements and patent costs are amortized using the straight-line method over the estimated useful lives of the license agreements and patents of approximately 5 to 15 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis. During the six-month periods ended June 30, 2023 and 2022, we capitalized patent and trademark costs of $89,678 and $190,727, respectively. During the six-month periods ended June 30, 2023 and 2022, we abandoned patent and trademark applications with previously-capitalized patent and trademark costs of $1,376 and $62,388, respectively.

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

The Company is engaged in ongoing litigation with CRG. On August 30, 2022, the District Court of Harris County, Texas (the “Texas Court”) awarded CRG approximately $2.6 million in attorney’s fees on their breach of contract claims against Navidea and MT, with post-judgment interest accruing on the award at the rate of 5% per annum, compounded annually. The Company has appealed the Texas Court’s judgment to the Fourteenth Court of Appeals of Texas. As of June 30, 2023, the Company has accrued $2,679,380 of legal fees and interest pursuant to the Texas Court’s ruling. See Note 10.

In addition, the Company is engaged in ongoing litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. See Note 10.

The Company has previously entered into an API Development Funding and Access Agreement (“API Development Agreement”) with a strategic partner for assistance with the development and supply of the active pharmaceutical ingredient (“API”) used to manufacture Lymphoseek (technetium Tc 99m tilmanocept) that is sold by the Company in countries other than the United States, Canada and Mexico. Under the API Development Agreement, among other things, the strategic partner agreed to reimburse the Company for up to a total of $1.85 million of the Company’s out-of-pocket costs associated with such development, in two installments, subject to specified commercial and regulatory milestones. On August 11, 2022, the Company received the first installment in the amount of $800,000, which the strategic partner has the right to claw back due to the Company not satisfying certain commercial and regulatory milestones on or before March 31, 2023. The Company remains engaged in consistent communication with the strategic partner regarding this issue and the status of the API Development process. Based on these communications and the strategic partner’s expressed desire and financial and operational motivation for successful completion of the API Development process, the Company does not expect the strategic partner to exercise its claw-back right. The strategic partner is obligated, subject to certain conditions, to pay the remaining reimbursement amount upon the satisfaction of specified commercial and regulatory milestones.

On April 10, 2023, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Meilleur Technologies, Inc. (“Meilleur”), pursuant to which Meilleur agreed to acquire certain assets and assume certain liabilities of the Company relating to its business of developing and commercializing PET biomarkers for Alzheimer’s Disease (the “Business”). As part of the purchase price, Meilleur paid a cash payment of $250,000 to the Company at closing and agreed to make a cash payment of $500,000 to the Company within 60 days after the closing date. Both cash payments were made during the second quarter of 2023. In addition, Meilleur agreed to make certain future payments (as part of the purchase price) to the Company, including contingent payments and milestone payments based on potential licensing events, regulatory submissions, regulatory approvals, and net sales of any approved product derived from the purchased Business.

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

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also continues working to establish new sources of funding, including potential equity and/or debt financings, collaborations and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing of this Quarterly Report on Form 10-Q. The Company’s condensed consolidated financial statements do not include any adjustments to the assets carrying amount, to the expenses presented and to the reclassification of the condensed balance sheets items that could be necessary should the Company be unable to continue its operations.

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

During the three-month and six-month periods ended June 30, 2023 and 2022, the Company recognized revenue from contracts with customers of $0 and $6,519, respectively. During the three-month and six-month periods ended June 30, 2023 and 2022, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the three-month and six-month periods ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales revenue:
Tc99m tilmanocept - Europe	$—	$6,519	$—	$6,519

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

Through June 30, 2023, the Company has not capitalized any contract-related costs as contract assets.

The following table shows the opening and closing balances of contract liabilities from contracts with customers for the six-month period ended June 30, 2023.

	June 30, 2023	December 31, 2022
	(unaudited)
Total deferred revenue related to contracts with customers, beginning of period	$700,000	$700,000
Total deferred revenue, end of period	$700,000	$700,000

The Company had sales revenue receivable of $0 and $610 outstanding as of June 30, 2023 and December 31, 2022, respectively. The Company had license revenue receivable of $0 outstanding as of June 30, 2023 and December 31, 2022.

In addition to revenue from contracts with customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives. The revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants. During the three-month and six-month periods ended June 30, 2022, the Company recognized grant revenue of $51,007. No grant revenue was recognized in the three-month or six-month periods ended June 30, 2023.

Finally, we expect to recognize revenue from a strategic development partner up to a total of $1.85 million under the terms of the API Development Agreement. Based on the nature of the Company’s operations and the terms of the API Development Agreement, Navidea does not have a vendor-customer relationship with the strategic partner and amounts received under the API Development Agreement are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the API Development Agreement. The first installment of $800,000 received on August 11, 2022 was included in deferred revenue, current in the condensed consolidated balance sheets as of June 30,2023. See Note 2.

4.	Stock-Based Compensation

For the three-month periods ended June 30, 2023 and 2022, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was $(33,841) and $40,555, respectively. For the six-month periods ended June 30, 2023 and 2022, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was $(14,172) and $225,405, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or six-month periods ended June 30, 2023 and 2022.

A summary of the status of our stock options as of June 30, 2023, and changes during the six-month period then ended, is presented below.

	Six Months Ended June 30, 2023
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	702,805	$4.42	5.5	$—
Granted	1,339,500	0.32
Cancelled/Forfeited	(966,465)	0.76
Expired	(850)	61.60
Outstanding, June 30, 2023	1,074,990	$2.55	7.1	$—
Exercisable, June 30, 2023	461,115	$5.48	3.6	$—

The weighted average grant date fair value per stock option granted during the six-month period ended June 30, 2023 was $0.24. Key assumptions used in the Black-Scholes option pricing model for stock options granted during the six-month period ended June 30, 2023 were the Company’s stock price, an expected volatility rate of 89.47%, a risk-free rate of 3.87%, and an expected life of 5.95 years.

A summary of the status of our unvested restricted stock as of June 30, 2023, and changes during the six-month period then ended, is presented below.

	Six Months Ended June 30, 2023
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2023	90,000	$0.99
Vested	—	—
Unvested, June 30, 2023	90,000	$0.99

As of June 30, 2023, there was $150,429 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.72 years.

5.	Earnings (Loss) Per Share

Diluted earnings (loss) per common share for the six-month periods ended June 30, 2023 and 2022 excludes the effects of 24,423,896 and 1,148,404 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings (loss) per share calculations. However, due to our loss from continuing operations, 90,000 shares of unvested restricted stock for the six-month periods ended June 30, 2023 and 2022, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

6.	Inventory, Net

The components of inventory, net as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Materials	$27,405	$27,405
Work in process	433,341	399,939
Finished goods	131,804	131,804
Reserve for expiring finished goods	(131,804)	(131,804)
Total inventory, net	$460,746	$427,344

No finished goods inventory was allocated for use in clinical trials during the three-month or six-month periods ended June 30, 2023 and 2022.

7.	Accounts Payable, Accrued Liabilities and Other

Accounts payable as of June 30, 2023 and December 31, 2022 includes an aggregate of $464,986 and $318,527, respectively, due to related parties for director fees. Accrued liabilities and other as of June 30, 2023 and December 31, 2022 includes an aggregate of $438,657 and $811,544, respectively, due to related parties for accrued separation costs, bonuses, salaries and benefits.

The Company pays fees in both cash and stock to non-employee directors. The cash portion of director fees due is included in accounts payable and the stock portion is included in accrued liabilities and other in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. Certain directors elected to defer receipt of cash and stock for director fees until the Company raises sufficient additional capital.

Under our license agreements with the University of California, San Diego (“UCSD”), we have exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept, other than Tc99m tilmanocept used in lymphatic mapping in the United States, Canada and Mexico which rights are licensed to Cardinal Health 414, LLC (“Cardinal Health”). The UCSD license agreements include obligations for payments related to license fees, milestones, and royalties. As of June 30, 2023, the Company has accrued approximately $259,000 related to the UCSD license agreements for which we have not yet been invoiced. Of this amount, approximately $104,000 is included in accounts payable and $155,000 is included in accrued expenses and other in the condensed consolidated balance sheets. During the six months ended June 30, 2023, the Company reversed approximately $1.2 million of accruals due to an amendment of the UCSD license agreement for the exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept (other than Tc99m tilmanocept used in lymphatic mapping).

On March 30, 2023 (the “Effective Date”), Dr. Michael Rosol signed a Separation & Release Agreement (the “Separation Agreement”) in connection with his resignation from his position as Chief Medical Officer on April 10, 2023 (the “Separation Date”). Pursuant to the Separation Agreement, among other things, the Company agreed to pay Dr. Rosol a lump sum payment, less all relevant taxes and other withholdings, of $25,000, payable pursuant to normal payroll processes upon the Effective Date. This lump sum payment was paid to Dr. Rosol on April 14, 2023. For purposes of assistance provided to facilitate the smooth transition of the operation and management of the Company for a period of 6 months after the Separation Date, the Company agreed to pay Dr. Rosol $300 per hour, subject to certain limitations. In addition, Dr. Rosol and the Company generally released each other from any and all claims each may have against the other.

On March 30, 2023, in conjunction with Dr. Rosol’s separation, the Company entered into a Consulting Services Agreement (“Consulting Agreement”) with G2G Ventures (“G2G”), the executive director of which is Joshua Wilson, a director of the Company. Under the Consulting Agreement, G2G provides executive-level support services to the Company as mutually agreed in one or more statements of work. The Company pays G2G a monthly retainer of $50,000. The Consulting Agreement may be terminated by either party upon 90 days’ notice.

8.	Notes Payable

Bridge Notes from John K. Scott, Jr.

On April 10, 2022, the Company entered into a Stock Exchange Agreement with John K. Scott, Jr., pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date and $1.0 million was funded on July 1, 2022. The outstanding balance of the loan, which is evidenced by a bridge note (“2022 Bridge Note”), bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal and accrued and unpaid interest under the 2022 Bridge Note is due and payable on the second anniversary of the Stock Exchange Agreement. The Company’s obligations under the 2022 Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to a Security Agreement between Mr. Scott and the Company, entered into at closing of the 2022 Bridge Note (the “2022 Security Agreement”).

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

On April 25, 2023, Mr. Scott agreed to make a second loan to the Company in the principal amount of up to $300,000 under the terms of a secured bridge note (“2023 Bridge Note”), of which $225,000 and $75,000 were funded on April 26, 2023 and May 9, 2023, respectively. The Company’s obligations under the 2023 Bridge Note were secured by a first priority security interest in all of the Company’s assets and personal property pursuant to the 2022 Security Agreement, as amended on April 25, 2023 in favor of Mr. Scott. The Company paid the principal balance of $300,000, plus a non-refundable fee of $15,000 and accrued interest of $105, to Mr. Scott at maturity on June 27, 2023.

On June 29, 2023, the Company entered into a letter agreement with Mr. Scott to exchange $1,073,600 principal amount of the 2022 Bridge Note for 12,200,000 shares of our Common Stock, based on the closing stock price on June 28, 2023. Pursuant to the exchange, a proportional $185,056 balance of the debt discount was cancelled. The Company recognized a loss on the partial debt extinguishment of $185,056 during the second quarter of 2023.

Interest expense related to the 2022 Bridge Note totaled $155,210 and $297,361 during the three-month and six-month periods ended June 30, 2023, respectively. The principal and debt discount balances related to the 2022 Bridge Note were $1,426,400 and $245,868, respectively, as of June 30, 2023. Interest expense related to the 2023 Bridge Note totaled $105 during the three-month and six-month periods ended June 30, 2023. The principal balance of the 2023 Bridge Note was $0 as of June 30, 2023.

IPFS Corporation

In November 2021, the Company prepaid $565,760 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 4.36%. The note was payable in five monthly installments of $114,388, with the final payment made in April 2022.

Interest expense related to the IPFS note payable totaled $0 and $414 during the three-month periods ended June 30, 2023 and 2022, respectively. Interest expense related to the IPFS note payable totaled $0 and $4,126 during the six-month periods ended June 30, 2023 and 2022, respectively. The balance of the IPFS note was $0 as of June 30, 2023.

AFCO Premium Credit LLC

In November 2022, the Company prepaid $608,275 of insurance premiums through the issuance of a note payable to AFCO Premium Credit LLC (“AFCO”) with an interest rate of 7.85%. The note is payable in nine monthly installments of $69,967, with the final payment due in August 2023.

Interest expense related to the AFCO note payable totaled $5,401 and $0 during the three-month periods ended June 30, 2023 and 2022, respectively. Interest expense related to the AFCO note payable totaled $14,763 and $0 during the six-month periods ended June 30, 2023 and 2022, respectively. The balance of the AFCO note was $138,573 as of June 30, 2023, and was included in notes payable, current in the condensed consolidated balance sheets.

Summary

During the three-month periods ended June 30, 2023 and 2022, we recorded interest expense of $160,716 and $83,596, respectively, related to our notes payable. During the six-month periods ended June 30, 2023 and 2022, we recorded interest expense of $312,229 and $87,308, respectively, related to our notes payable. Annual principal maturities of our notes payable are $138,573 and $1.43 million in 2023 and 2024, respectively.

9.	Leases

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices, at a monthly base rent of $3,012. The current least term expired in June 2023. In June 2023, we executed an amendment to extend the lease term through December 2023 at a monthly base rent of $3,012.

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

Total operating lease expense was $9,449 and $35,497 for the three-month periods ended June 30, 2023 and 2022, respectively. Total operating lease expense was $18,897 and $73,173 for the six-month periods ended June 30, 2023 and 2022, respectively. Operating lease expense was recorded in selling, general and administrative expenses on our condensed consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2023.

Maturity of Lease Liabilities	Operating Lease Payments
2023 (remaining)	$18,886
2024	1,355
Total undiscounted operating lease payments	20,241
Less imputed interest	(677)
Present value of operating lease liabilities	$19,564

Balance Sheet Classification
Current lease liabilities	$19,030
Noncurrent lease liabilities	534
Total operating lease liabilities	$19,564

Other Information
Weighted-average remaining lease term for operating leases (in years)	0.6
Weighted-average discount rate for operating leases	10.67%

Cash paid for amounts included in the present value of operating lease liabilities was $18,886 and $187,779 during the six-month periods ended June 30, 2023 and 2022, respectively, and is included in operating cash flows in the condensed consolidated statements of cash flows.

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

On November 21, 2021, the Texas Court entered an interlocutory judgment declaring that CRG did not breach the GSA, but that Navidea did breach the GSA and the indemnification provision of the CRG Loan Agreement. In the interlocutory order, the Texas Court sua sponte awarded as damages reasonable attorneys' fees in an amount, if any, to be determined at trial. CRG made a claim of approximately $2.8 million in attorneys' fees they contend they are entitled to in connection with the alleged breaches of the agreements. Navidea contends CRG have received payments in excess of the amounts owed under the CRG Loan Agreement and are not entitled to an award of attorney’s fees under the GSA or Loan Agreement. On August 30, 2022, the Texas Court made an oral ruling from the bench at the conclusion of the trial, awarding CRG approximately $2.6 million in attorney’s fees on their breach of contract claims against Navidea and MT with post-judgment interest accruing on the award at the rate of 5% per annum compounded annually. A formal written final judgment was entered by the Texas Court on August 31, 2022, however, the written judgment did not identify the basis and reasoning in support of the decision. On September 9, 2022, Navidea filed a request for findings of fact and conclusions of law, asking that the Texas Court state in writing the facts found by the Court and the Court’s conclusions of law. On October 11, 2022, the Texas Court filed their findings of fact and conclusions of law, which includes conclusions of law that the amounts due are subject to an interest rate of 18% per annum. The Company has objected to many of the findings of fact and conclusions of law and to any attempt to amend the final judgment as being untimely. The Company has appealed the Texas Court’s judgment to the Fourteenth Court of Appeals of Texas.

Despite its objections and pending appeal, and based in part on the ambiguity of language in the Final Judgement and the Findings and Conclusions, as well as the potential for any appeals or re-filing of motions by CRG, the Company recorded accrued interest on the judgement at a rate of 18% as of September 30, 2022.

During the second quarter of 2023, the Company received additional clarification and confirmation from its outside counsel that the Texas Court’s judgment remains unchanged, and the stated post-judgment interest rate is 5% per annum compounded annually. Texas Court’s judgment remains unchanged, and the stated post-judgment interest rate is 5% per annum compounded annually. Based on this new information, the Company adopted a change in accounting estimate with regard to the interest rate, from 18% to 5% during the second quarter of 2023, resulting in a downward adjustment to accrued interest and interest expense of $771,000. As of June 30, 2023, the Company has accrued approximately $2.7 million of legal fees and interest pursuant to the Texas Court’s ruling.

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

Fact discovery and expert discovery in the New York Action have been completed. The Company moved to disqualify Dr. Goldberg’s damages expert. On November 9, 2022, the District Court issued an opinion granting the Company’s motion in part and precluding Dr. Goldberg’s damages expert from testifying on all but two issues. On July 20, 2023, the parties submitted motions for summary judgment each requesting that summary judgment be granted in their favor and dismissing the other parties’ affirmative claims. No trial date has been set.

NYSE American Continued Listing Standards

On January 28, 2022, the Company received a notice from the NYSE American LLC (the “NYSE American”) stating that the Company was not in compliance the $6.0 million stockholders’ equity requirement of Section 1003(a)(iii) of the NYSE American Company Guide. As required by the NYSE American, the Company submitted a plan to the NYSE American by February 28, 2022 advising of actions it has taken or will take to regain compliance with the continued listing standards by July 28, 2023.

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

The NYSE American granted the Company a plan period through July 28, 2023 to regain compliance with Sections 1003(a)(i), (ii) and (iii). On July 28, 2023, the Company received written notification from NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Common Stock. NYSE Regulation has determined that the Company is no longer suitable for listing pursuant to Section 1009(a) of the NYSE American Company Guide as the Company was unable to demonstrate that it had regained compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide by the end of the maximum 18-month compliance plan period, which expired on July 28, 2023. The NYSE American’s application with the SEC to delist the Company’s Common Stock is pending, subject to completion of all applicable procedures, including any appeal by the Company of the NYSE Regulation staff’s decision.

On August 4, 2023, the Company filed a written request to appeal the NYSE Regulation staff’s decision. There can be no assurance that the Company’s request for continued listing will be granted. The Company’s Common Stock will continue to be listed and traded on NYSE American during the pendency of the Company’s appeal, subject to NYSE American’s discretion to immediately suspend trading if it believes suspension to be in the public interest, for the protection of investors, or to promote just and equitable principles of trade.

On June 1, 2023, the Company received a second notice (the “Notice”) from NYSE American indicating that the Company is not in compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide because its shares of Common Stock have been selling for a substantial period of time at a low price per share. The Notice has no immediate effect on the listing or trading of the Company’s Common Stock and the Common Stock will continue to trade on the NYSE American under the symbol “NAVB,” although a “below compliance” indicator will be appended to the Company’s ticker symbol during the period that it is out of compliance.

Pursuant to Section 1003(f)(v) of the NYSE American Company Guide, the NYSE American staff determined that the Company’s continued listing is predicated on it effecting a reverse stock split of its Common Stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be no later than December 1, 2023. The Notice further stated that as a result of the foregoing, the Company has become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide, which could, among other things, result in the initiation of delisting proceedings, unless the Company cures the deficiency in a timely manner. The Company intends to regain compliance with the continued listing standards set forth in Section 1003(f)(v) by undertaking a measure or measures that are for the best interests of the Company and its shareholders, including a potential reverse stock split approved by the Company’s stockholders at the special meeting of stockholders held on July 27, 2023.

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

401(k) Employer Match

During the six-month periods ended June 30, 2023 and 2022, we issued 163,586 and 53,238 shares of our Common Stock as matching contributions to our 401(k) Plan, which were valued at $52,348 and $44,720, respectively.

Long Term Incentive Plan

On September 9, 2022, the Board approved and adopted the terms and conditions of a long-term incentive plan (“LTIP”) that seeks to motivate and reward employees. The LTIP provides for the issuance of share-based awards to employees of the Company pursuant to the 2014 Plan. The target amount of the stock award under the LTIP for each employee was determined based on a variety of factors. Payout of the stock awards is based on the achievement of pre-established performance objectives and goals related to financing and U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) regulatory milestones for the Company’s Phase 3 clinical trial for rheumatoid arthritis (NAV3-33). The financing and EMA regulatory milestones will each comprise 5% of the total stock award payout for participants; the FDA regulatory milestones will comprise the remaining 90%. The payout amount is subject to downward adjustment based on the timing of the achievement of the particular milestone. In order to receive the payout, the participant generally will be required to continue to be employed through the date of the payout.

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

On May 10, 2023, the Company entered into a letter agreement with Keystone, confirming and agreeing that the Company would not issue, and Keystone would not purchase, any shares under the Purchase Agreement in excess of 6,567,409 shares of Common Stock, which represents 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement, unless (i) the Company obtains stockholder approval to do so or (ii) the price per share paid equals or exceeds the greater of book value or market value of the Company’s Common Stock.

Between May 3, 2023 and May 25, 2023, the Company sold a total of 6,108,489 shares of Common Stock to Keystone under the Purchase Agreement, generating net proceeds of $600,126.

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

Series J Preferred Stock

On May 22, 2023, the Company entered into Stock Purchase Agreements (each, a “Purchase Agreement”) with two accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement a total of 11,000 shares of Series J Convertible Preferred Stock, par value $0.001 per share (“Series J Preferred Stock”), for an aggregate purchase price of $1,100,000. Under each Purchase Agreement, the Company also agreed to provide the investors with certain registration rights related to the resale of the shares of the Company’s Common Stock issuable upon conversion of the Series J Preferred Stock.

The Company filed a certificate of designation (the “Series J Certificate of Designation”) with the Secretary of State of Delaware designating the rights, preferences and limitations of the shares of Series J Preferred Stock on May 22, 2022. The Series J Certificate of Designation authorizes 150,000 shares of Series J Preferred Stock.

The Series J Preferred Stock will be convertible into a number of shares of Common Stock equal to the original issuance price divided by $0.104, subject to adjustment as provided in the Certificate of Designation. However, the holder may not convert shares of the Series J Preferred Stock if, as a result of such conversion, the holder would beneficially own more than 4.99% of the total number of shares of Common Stock outstanding at such time unless the holder of Series J Preferred Stock obtains the prior written consent of the Company (which consent the Company may withhold in its sole absolute discretion).

Except with respect to transactions which may adversely affect any right, preference, privilege or voting power of the Series J Preferred Stock, the Series J Preferred Stock has no voting rights. If dividends are declared on the Common Stock, the holder of Series J Preferred Stock will be entitled to receive an amount equal to the dividend declared on one share of Common Stock multiplied by the number of shares of Common Stock into which the Series J Preferred Stock could be converted on the record date, without regard to any conversion limitations.

Upon any liquidation, the holder of Series J Preferred Stock will be entitled to receive, before any assets may be distributed to the holders of Common Stock, an amount per share of Series J Preferred Stock calculated by taking the total amount available for distribution to holders of all of the Company’s outstanding Common Stock divided by the total of (x) all of the then outstanding shares of the Company’s Common Stock plus (y) all of the shares of the Company’s Common Stock into which all of the outstanding shares of the Series J Preferred Stock can be converted, and then (z) multiplying the sum so obtained by the number of shares of Common Stock into which such share of Series J Preferred Stock could then be converted.

Stock Exchange Agreement

On June 1, 2023, the Company entered into a Stock Exchange Agreement with John K. Scott, Jr., pursuant to which Mr. Scott surrendered 990 shares of Series G Redeemable Preferred Stock (“Series G Preferred Stock”) and $68,853 of accrued and unpaid dividends thereon in exchange for 11,969 shares of Series J Preferred Stock.

In accordance with U.S. GAAP, we determined that the fair value of the Series G Preferred Stock and accrued and unpaid dividends thereon that were surrendered pursuant to the Stock Exchange Agreement was approximately $1,058,853. The total fair value of the Series J Preferred Stock that was issued in exchange for the Series G Preferred Stock and accrued and unpaid dividends thereon was $1,196,900. Therefore, the incremental fair value received by Mr. Scott was approximately $138,045. The incremental amount was recognized as a deemed dividend during the second quarter of 2023.

Pursuant to the Stock Exchange Agreement, Mr. Scott also agreed to surrender his remaining 2,270 shares of Series G Preferred Stock and the remaining balance of accrued and unpaid dividends thereon in exchange for 27,889 shares of Series J Preferred Stock, subject to the Company’s stockholders approving the issuance of shares of the Company’s Common Stock upon conversion of such shares of series J Preferred Stock in compliance with NYSE American listing standards.

In addition, the Stock Exchange Agreement provides Mr. Scott with certain registration rights related to the resale of the shares of Common Stock issuable upon conversion of the Series J Preferred Stock.

On June 6, 2023, Mr. Scott converted 11,969 shares of Series J Preferred Stock into 11,508,672 shares of the Company’s Common Stock.

Series K Preferred Stock

On June 16, 2023, the Board declared a dividend of one one-thousandth of a share of Series K Preferred Stock, par value $0.001 per share (“Series K Preferred Stock”), for each outstanding share of the Company’s Common Stock to stockholders of record at 5:00 p.m. Eastern Time on June 27, 2023 (the “Record Date”).

Shares of Series K Preferred Stock will be uncertificated and represented in book-entry form. No shares of Series K Preferred Stock may be transferred by the holder thereof except in connection with a transfer by such holder of any shares of Common Stock held by such holder, in which case a number of one one-thousandths (1/1,000ths) of a share of Series K Preferred Stock equal to the number of shares of Common Stock to be transferred by such holder will be automatically transferred to the transferee of such shares of Common Stock.

Each share of Series K Preferred Stock will entitle the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series K Preferred Stock will have a ratable number of votes). Thus, each one-thousandth of a share of Series K Preferred Stock would entitle the holder thereof to 1,000 votes. The outstanding shares of Series K Preferred Stock will vote together with the outstanding shares of Common Stock of the Company as a single class exclusively with respect to any proposal to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to reclassify the outstanding shares of Common Stock into a smaller number of shares of Common Stock at a ratio specified in or determined in accordance with the terms of such amendment (the “Reverse Stock Split”). The Series K Preferred Stock will not be entitled to vote on any other matter, except to the extent required under the Delaware General Corporation Law.

Unless otherwise provided on any applicable proxy or ballot with respect to the voting on the Reverse Stock Split, the vote of each share of Series K Preferred Stock (or fraction thereof) entitled to vote on the Reverse Stock Split or any other matter brought before any meeting of stockholders held to vote on the Reverse Stock Split will be cast in the same manner as the vote, if any, of the share of Common Stock (or fraction thereof) in respect of which such share of Series K Preferred Stock (or fraction thereof) was issued as a dividend is cast on the Reverse Stock Split or such other matter, as applicable, and the proxy or ballot with respect to shares of Common Stock held by any holder on whose behalf such proxy or ballot is submitted will be deemed to include all shares of Series K Preferred Stock (or fraction thereof) held by such holder. Holders of Series K Preferred Stock will not receive a separate ballot or proxy to cast votes with respect to the Series K Preferred Stock on the Reverse Stock Split or any other matter brought before any meeting of stockholders held to vote on the Reverse Stock Split.

The holders of Series K Preferred Stock, as such, will not be entitled to receive dividends of any kind.

The Series K Preferred Stock will rank senior to the Common Stock as to any distribution of assets upon a liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Dissolution”). Upon any Dissolution, each holder of outstanding shares of Series K Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to stockholders, prior and in preference to any distribution to the holders of Common Stock, an amount in cash equal to $0.001 per outstanding share of Series K Preferred Stock.

All shares of Series K Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series K Preferred Stock (the “Initial Redemption”). Any outstanding shares of Series K Preferred Stock that have not been redeemed pursuant to an Initial Redemption will be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the approval by the Company’s stockholders of the Reverse Stock Split at any meeting of the stockholders held for the purpose of voting on such proposal.

Each share of Series K Preferred Stock redeemed in any redemption described above will be redeemed in consideration for the right to receive an amount equal to $0.10 in cash for each one hundred whole shares of Series K Preferred Stock that are “beneficially owned” by the “beneficial owner” (as such terms are defined in the certificate of designation with respect to the Series K Preferred Stock (the “Series K Certificate of Designation”)) thereof as of the applicable redemption time and redeemed pursuant to such redemption, payable upon receipt by the Company of a written request submitted by the applicable holder to the corporate secretary of the Company (each a “Redemption Payment Request”) following the applicable redemption time. Such Redemption Payment Request shall (i) be in a form reasonably acceptable to the Company (ii) set forth in reasonable detail the number of shares of Series K Preferred Stock beneficially owned by the holder at the applicable redemption time and include evidence reasonably satisfactory to the Company regarding the same, and (iii) set forth a calculation specifying the amount in cash owed to such Holder by the Company with respect to the shares of Series K Preferred Stock that were redeemed at the applicable redemption time. However, the redemption consideration in respect of the shares of Series K Preferred Stock (or fractions thereof) redeemed in any redemption described above: (i) will entitle the former beneficial owners of less than one hundred whole shares of Series K Preferred Stock redeemed in any redemption to no cash payment in respect thereof and (y) will, in the case of a former beneficial owner of a number of shares of Series K Preferred Stock (or fractions thereof) redeemed pursuant to any redemption that is not equal to a whole number that is a multiple of one hundred, entitle such beneficial owner to the same cash payment, if any, in respect of such redemption as would have been payable in such redemption to such beneficial owner if the number of shares (or fractions thereof) beneficially owned by such beneficial owner and redeemed pursuant to such redemption were rounded down to the nearest whole number that is a multiple of one hundred (such, that for example, the former beneficial owner of 150 shares of Series K Preferred Stock redeemed pursuant to any redemption will be entitled to receive the same cash payment in respect of such redemption as would have been payable to the former beneficial owner of 100 shares of Series K Preferred Stock redeemed pursuant to such redemption).

The Series K Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series K Preferred Stock has no stated maturity and is not subject to any sinking fund. The Series K Preferred Stock is not subject to any restriction on the redemption or repurchase of shares by the Company while there is any arrearage in the payment of dividends or sinking fund installments.

The Series K Certificate of Designation was filed with the Delaware Secretary of State and became effective on June 16, 2023. On June 27, 2023, the Company issued 83,949 shares of Series K Preferred Stock to the holders of the Company’s Common Stock.

Partial Term Note Exchange

On June 29, 2023, the Company entered into a letter agreement with John K. Scott, Jr. to exchange $1,073,600 principal amount of the 2022 Bridge Note for 12,200,000 shares of Common Stock based on the closing stock price on June 28, 2023. See Note 8.

12.	Stock Warrants

As of June 30, 2023, there are 23,348,906 warrants outstanding to purchase Navidea's Common Stock. The warrants are exercisable at prices ranging from $0.16 to $0.94 per share with a weighted average exercise price of $0.17 per share. The warrants have remaining outstanding terms ranging from 1.0 to 4.2 years.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance as of June 30, 2023 and December 31, 2022.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of June 30, 2023.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of June 30, 2023 or December 31, 2022 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of June 30, 2023, tax years 2019-2022 remained subject to examination by federal and state tax authorities.

As of June 30, 2023, we had approximately $175.1 million of federal and $20.1 million of state net operating loss carryforwards, as well as approximately $8.9 million of federal R&D credit carryforwards which expire from 2023 to 2040.

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended June 30, 2023	Diagnostics	Therapeutics	Corporate	Total
Research and development expenses	$1,057,046	$49,219	$—	$1,106,265
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	882	1,293,416	1,294,298
Depreciation and amortization (2)	9,527	—	17,608	27,135
Loss from operations (3)	(1,066,573)	(50,101)	(1,311,024)	(2,427,698)
Other income, net (4)	—	—	1,034,514	1,034,514
Loss from continuing operations	(1,066,573)	(50,101)	(276,510)	(1,393,184)
Total assets, net of depreciation and amortization:
United States	$—	$—	$7,638,388	$7,638,388
International	568,856	—	12,568	581,424

Three Months Ended June 30, 2022	Diagnostics	Therapeutics	Corporate	Total
Sales revenue:
International	$6,519	$—	$—	$6,519
Grant and other revenue	51,007	—	—	51,007
Total revenue	57,526	—	—	57,526
Cost of revenue, excluding depreciation and amortization	473	—	—	473
Research and development expenses	1,636,691	87,297	—	1,723,988
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,001	1,230,894	1,233,895
Depreciation and amortization (2)	6,041	—	15,730	21,771
Loss from operations (3)	(1,585,679)	(90,298)	(1,246,624)	(2,922,601)
Other expense, net (4)	—	—	(76,858)	(76,858)
Net loss	(1,585,679)	(90,298)	(1,323,482)	(2,999,459)
Total assets, net of depreciation and amortization:
United States	$50,000	$—	$2,043,815	$2,093,815
International	384,294	—	25,596	409,890
Capital expenditures	40,221	—	8,436	48,657

Six Months Ended June 30, 2023	Diagnostics	Therapeutics	Corporate	Total
Research and development expenses	$2,227,599	$146,119	$—	$2,373,718
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,060	2,418,599	2,421,659
Depreciation and amortization (2)	18,802	—	35,888	54,690
Loss from operations (3)	(2,246,401)	(149,179)	(2,454,487)	(4,850,067)
Other income, net (4)	—	—	1,980,553	1,980,553
Loss from continuing operations	(2,246,401)	(149,179)	(473,934)	(2,869,514)
Total assets, net of depreciation and amortization:
United States	$—	$—	$7,638,388	$7,638,388
International	568,856	—	12,568	581,424
Capital expenditures	15,068	—	—	15,068

Six Months Ended June 30, 2022	Diagnostics	Therapeutics	Corporate	Total
Sales revenue:
International	$6,519	$—	$—	$6,519
Grant and other revenue	51,007	—	—	51,007
Total revenue	57,526	—	—	57,526
Cost of revenue, excluding depreciation and amortization	473	—	—	473
Research and development expenses	2,626,578	266,664	—	2,893,242
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,001	3,018,045	3,021,046
Depreciation and amortization (2)	12,081	—	32,568	44,649
Loss from operations (3)	(2,581,606)	(269,665)	(3,050,613)	(5,901,884)
Other expense, net (4)	—	—	(84,819)	(84,819)
Net loss	(2,581,606)	(269,665)	(3,135,432)	(5,986,703)
Total assets, net of depreciation and amortization:
United States	$50,000	$—	$2,043,815	$2,093,815
International	384,294	—	25,596	409,890
Capital expenditures	40,221	—	8,436	48,657

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(2)

Depreciation and amortization are reflected in selling, general and administrative expenses ($27,135 and $21,771 for the three-month periods ended June 30, 2023 and 2022, and $54,690 and $44,649 for the six-month periods ended June 30, 2023 and 2022, respectively).

(3)

Loss from operations does not reflect the allocation of certain selling, general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(4)

Amounts consist primarily of gain on contract amendment, gain on sale of non-financial asset, loss on debt extinguishment, adjustment of accrued interest, interest income and interest expense, which are not currently allocated to our individual reportable segments.

15.	Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2023 and 2022, we paid interest aggregating $98,201 and $31,126, respectively. During the six-month periods ended June 30, 2023 and 2022, we issued 163,586 and 53,238 shares of our Common Stock as matching contributions to our 401(k) Plan, which were valued at $52,348 and $44,720, respectively. During the six-month period ended June 30, 2022, we issued 16,632 shares of our Common Stock to certain of our employees as partial payment in lieu of cash for their 2021 bonuses, which were valued at $16,965. During the six-month period ended June 30, 2023, we issued 200,000 shares of our Common Stock as commitment shares to Keystone under the Purchase Agreement, which were valued at $50,000. During the six-month period ended June 30, 2023, the Company recorded additional paid-in capital of $1,061,400 related to Mr. Scott’s partial exchange of the 2022 Bridge Note for 12,200,000 shares of Common Stock. During the six-month period ended June 30, 2023, the Company recorded a deemed dividend of $138,045 related to the exchange of Series G Preferred Stock and accrued dividends thereon for Series J Preferred Stock. During the six-month period ended June 30, 2023, we obtained right-of-use lease assets in exchange for new operating lease liabilities of $17,503. During the six-month period ended June 30, 2023, 5,335 shares of Series I Preferred Stock were converted into 33,277,222 shares of Common Stock. During the six-month period ended June 30, 2023, 11,969 shares of Series J Preferred Stock were converted into 11,508,672 shares of Common Stock.

16.	Discontinued Operations

On March 3, 2017, the Company completed the sale to Cardinal Health of its assets used, held for use, or intended to be used in operating its business of developing, manufacturing and commercializing a product used for lymphatic mapping, lymph node biopsy, and the diagnosis of metastatic spread to lymph nodes for staging of cancer, including the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark for current approved indications by the FDA and similar indications approved by the FDA in the future (the “Acquired Assets”), in Canada, Mexico and the United States. In exchange for the Acquired Assets, Cardinal Health (i) made a cash payment to the Company at closing of approximately $80.6 million after adjustments based on inventory being transferred and an advance of $3.0 million of guaranteed earnout payments as part of the CRG settlement, (ii) assumed certain liabilities of the Company associated with the Product as specified in the Asset Purchase Agreement, and (iii) agreed to make periodic earnout payments (to consist of contingent payments and milestone payments which, if paid, will be treated as additions to the purchase price) to the Company based on net sales derived from the purchased Product.

On April 2, 2018, the Company entered into an Amendment to the Asset Purchase Agreement (the “First Amendment”). Pursuant to the First Amendment, Cardinal Health paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit in favor of CRG (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health to make any further contingent payments has been eliminated. Cardinal Health is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement. On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit.

On June 14, 2023, the Company entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”) with Cardinal Health, in respect of that certain Asset Purchase Agreement, dated November 23, 2016, by and between the Cardinal Health and the Company. Under the Second Amendment, Cardinal Health paid to the Company a lump sum payment of $7.5 million in cash in consideration of certain amendments to the Asset Purchase Agreement, including elimination of Cardinal Health’s obligation to pay a certain milestone payment to the Company.

During the second quarter of 2023, we recorded a net gain related to the Second Amendment of $7.4 million in the condensed consolidated statement of operations. There were no assets or liabilities related to discontinued operations included on the condensed consolidated balance sheets as of June 30, 2023.

17.	Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2023 and through the date these condensed consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC.

On July 28, 2023, the Company received written notification from NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Common Stock. NYSE Regulation has determined that the Company is no longer suitable for listing pursuant to Section 1009(a) of the NYSE American Company Guide as the Company was unable to demonstrate that it had regained compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide by the end of the maximum 18-month compliance plan period, which expired on July 28, 2023. The NYSE American’s application with the SEC to delist the Company’s Common Stock is pending, subject to completion of all applicable procedures, including any appeal by the Company of the NYSE Regulation staff’s decision.

On August 4, 2023, the Company filed a written request to appeal the NYSE Regulation staff’s decision. There can be no assurance that the Company’s request for continued listing will be granted. The Company’s Common Stock will continue to be listed and traded on NYSE American during the pendency of the Company’s appeal, subject to NYSE American’s discretion to immediately suspend trading if it believes suspension to be in the public interest, for the protection of investors, or to promote just and equitable principles of trade.

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

●	our history of operating losses and uncertainty of future profitability;

●	our ability to successfully complete research and further development of our drug candidates;

●	the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates, including delays and additional costs related to the current Russia-Ukraine conflict;

●	our ability to successfully commercialize our drug candidates, including delays or disruptions related to the current Russia-Ukraine conflict;

●	our ability to raise capital sufficient to fund our development programs, including unavailability of funds or delays in receiving funds as a result of the current Russia-Ukraine conflict;

●	delays in receipt of anticipated proceeds from our capital funding transactions and other receivables;

●	our dependence on royalties and grant revenue;

●	our limited product line and distribution channels;

●	advances in technologies and development of new competitive products;

●	our ability to maintain effective control over financial reporting;

●	the outcome of any pending litigation;

●	our Common Stock is subject to delisting from the NYSE American under a currently pending delisting proceeding;

●	our ability to comply or regain compliance with NYSE American continued listing standards; and

●	other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other Securities and Exchange Commission (“SEC”) filings.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $2.4 million and $2.9 million in total on research and development activities during the six-month periods ended June 30, 2023 and 2022, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Six Months Ended June 30,
Development Program (a)	2023	2022
Manocept Platform – Diagnostics	$1,623,054	$1,505,232
Manocept Platform – Therapeutics	146,119	266,664
Tc99m Tilmanocept	9,921	684

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $0 and $51,007 during the six-month periods ended June 30, 2023 and 2022, respectively.

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

Discontinued Operations

On March 3, 2017, the Company completed the sale to Cardinal Health of its assets used, held for use, or intended to be used in operating its business of developing, manufacturing and commercializing a product used for lymphatic mapping, lymph node biopsy, and the diagnosis of metastatic spread to lymph nodes for staging of cancer, including the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark for current approved indications by the FDA and similar indications approved by the FDA in the future (the “Acquired Assets”), in Canada, Mexico and the United States. In exchange for the Acquired Assets, Cardinal Health (i) made a cash payment to the Company at closing of approximately $80.6 million after adjustments based on inventory being transferred and an advance of $3.0 million of guaranteed earnout payments as part of the CRG settlement, (ii) assumed certain liabilities of the Company associated with the Product as specified in the Asset Purchase Agreement, and (iii) agreed to make periodic earnout payments (to consist of contingent payments and milestone payments which, if paid, will be treated as additions to the purchase price) to the Company based on net sales derived from the purchased Product.

On April 2, 2018, the Company entered into an Amendment to the Asset Purchase Agreement (the “First Amendment”). Pursuant to the First Amendment, Cardinal Health paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit in favor of CRG (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health to make any further contingent payments has been eliminated. Cardinal Health is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement. On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit.

On June 14, 2023, the Company entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”) with Cardinal Health, in respect of that certain Asset Purchase Agreement, dated November 23, 2016, by and between the Cardinal Health and the Company. Under the Second Amendment, Cardinal Health paid to the Company a lump sum payment of $7.5 million in cash in consideration of certain amendments to the Asset Purchase Agreement, including elimination of Cardinal Health’s obligation to pay a certain milestone payment to the Company.

During the second quarter of 2023, we recorded a net gain related to the Second Amendment of $7.4 million in the condensed consolidated statement of operations. There were no assets or liabilities related to discontinued operations included on the condensed consolidated balance sheets as of June 30, 2023. See Note 16 to the accompanying condensed consolidated financial statements.

Results of Operations

Our pharmaceutical products and product candidates are not yet generating significant commercial revenue, therefore the discussion of our revenue focuses on the grant and other revenue and our operating variances focus on our product development programs and the supporting general and administrative expenses.

Three Months Ended June 30, 2023 and 2022

Sales Revenue. During the second quarter of 2022, we recognized revenue of $7,000 from sales of Lymphoseek in Europe. No sales revenue was recorded during the second quarter of 2023.

Grant and Other Revenue. During the second quarter of 2022, we recognized grant and other revenue of $51,000, primarily related to SBIR grants from the NIH supporting Manocept development. No grant or other revenue was recorded during the second quarter of 2023.

Research and Development Expenses. Research and development expenses decreased $618,000, or 36%, to $1.1 million during the second quarter of 2023 from $1.7 million during the same period in 2022. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased Manocept diagnostic development costs of $385,000 including decreased manufacturing-related activities offset by increased clinical trial costs; and (ii) decreased Manocept therapeutic development costs of $38,000 including net decreased preclinical and clinical development costs. The net decrease in research and development expenses also included decreases in employee compensation including incentive-based awards of $173,000, general office expenses of $9,000, regulatory consulting expenses of $8,000, and travel of $6,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $66,000, or 5%, to $1.3 million during the second quarter of 2023 from $1.3 million during the same period in 2022. The increase was primarily due to net increases in legal and professional services of $264,000 and expenses related to European operations of $11,000, partially offset by net decreases in employee compensation including fringe benefits and incentive-based awards of $68,000, director fees of $60,000 related to decreased board compensation rates, investor relations costs of $37,000, insurance costs of $19,000, general office expenses of $16,000, and losses on the abandonment of certain intellectual property of $14,000.

Other Income (Expense). Other income, net, was $1.0 million during the second quarter of 2023 compared to other expense, net, of $77,000 during the same period in 2022. During the second quarter of 2023, we recognized a gain on the sale of a non-financial asset of $750,000 related to the Asset Purchase Agreement with Meilleur. During the second quarter of 2023, we recognized interest income, net, of $614,000 compared to interest expense, net, of $84,000 during the same period in 2022, primarily due to a decrease in interest expenses related to the CRG judgement of $771,000 and an increase in interest income of $4,000, partially offset by increases in interest expenses related to the 2022 Bridge Note of $72,000 and the AFCO note payable of $5,000. During the second quarter of 2023, we recognized a loss on extinguishment of debt of $185,000 resulting from the partial exchange of the 2022 Bridge Note for shares of Common Stock. During the second quarter of 2023, we recognized a loss on foreign currency transactions of $30,000 compared to a gain on foreign currency transactions of $7,000 during the same period in 2022. During the second quarter of 2023, we recognized other expense of $115,000 from equity issuance costs related to the Purchase Agreement with Keystone and the non-refundable fee related to the 2023 Bridge Note.

Gain on Discontinued Operations.  During the second quarter of 2023, we recognized a net gain from discontinued operations of $7.4 million related to the Second Amendment with Cardinal Health.

Six Months Ended June 30, 2023 and 2022

Sales Revenue. During the first half of 2022, we recognized revenue of $7,000 from sales of Lymphoseek in Europe. No sales revenue was recorded during the first half of 2023.

Grant and Other Revenue. During the first half of 2022, we recognized grant and other revenue of $51,000, primarily related to SBIR grants from the NIH supporting Manocept development. No grant or other revenue was recorded during the first half of 2023.

Research and Development Expenses. Research and development expenses decreased $520,000, or 18%, to $2.4 million during the first half of 2023 from $2.9 million during the same period in 2022. The decrease was primarily due to a net decrease in employee compensation including incentive-based awards of $502,000. The net decrease in research and development expenses also included decreases in recruiting fees of $20,000, general office expenses of $19,000, and travel of $8,000, partially offset by increases in regulatory consulting expenses of $23,000, and net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $118,000 including increased clinical trial costs offset by decreased manufacturing-related activities; and (ii) increased Tc99m tilmanocept development costs of $9,000, primarily European regulatory consulting expenses; offset by (iii) decreased Manocept therapeutic development costs of $121,000 including net decreased preclinical and clinical development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $589,000, or 19%, to $2.5 million during the first half of 2023 from $3.1 million during the same period in 2022. The decrease was primarily due to net decreases in legal and professional services of $237,000, employee compensation including fringe benefits and incentive-based awards of $130,000, director fees of $105,000 related to decreased board compensation rates, losses on the abandonment of certain intellectual property of $61,000, investor relations costs of $33,000, general office expenses of $25,000, insurance costs of $18,000, and franchise taxes of $8,000, partially offset by net increases in expenses related to European operations of $12,000, depreciation and amortization of $10,000, and facilities costs of $6,000.

Other Income (Expense). Other income, net, was $2.0 million during the first half of 2023 compared to other expense, net of $85,000 during the same period in 2022. During the first half of 2023, we recognized a gain on amendment of contracts of $1.2 million resulting from an amendment to our license agreement with UCSD. During the first half of 2023, we recognized a gain on the sale of a non-financial asset of $750,000 related to the Asset Purchase Agreement with Meilleur. During the first half of 2023, we recognized interest income, net, of $351,000 compared to interest expense, net, of $87,000 during the same period in 2022, primarily due to a decrease in interest expenses related to the CRG judgement of $657,000 and an increase in interest income of $7,000, partially offset by increases in interest expenses related to the 2022 Bridge Note of $214,000 and the AFCO note payable of $11,000. During the first half of 2023, we recognized a loss on extinguishment of debt of $185,000 resulting from the partial exchange of the 2022 Bridge Note for shares of Common Stock. During the first half of 2023, we recognized a loss on foreign currency transactions of $47,000 compared to a gain on foreign currency transactions of $3,000 during the same period in 2022. During the first half of 2023, we recognized other expense of $115,000 from equity issuance costs related to the Purchase Agreement with Keystone and the non-refundable fee related to the 2023 Bridge Note.

Gain on Discontinued Operations.  During the first half of 2023, we recognized a net gain from discontinued operations of $7.4 million related to the Second Amendment with Cardinal Health.

Liquidity and Capital Resources

Cash balances increased to $6.1 million as of June 30, 2023 from $2.0 million as of December 31, 2022. The net increase was primarily due to cash provided by our operations of $3.0 million, net proceeds from issuance of preferred stock of $1.1 million, net proceeds from issuance of Common Stock of $600,000, and proceeds from the 2023 Bridge Note of $300,000, partially offset by principal payments on financed insurance premiums of $405,000, principal payments on the 2023 Bridge Note of $300,000, patent and trademark costs of $90,000, and purchases of equipment of $15,000.

Operating Activities. Cash provided by operations during the first half of 2023 was $3.0 million, which primarily resulted from our net income of $4.7 million. Cash used in operations during the first half of 2022 was $4.7 million, which was primarily attributable to our net loss of $5.9 million.

Accounts and other receivables increased to $45,000 as of June 30, 2023 from less than $1,000 as of December 31, 2022, primarily due to the expected refund of unused research sponsorship funds related to preclinical study and a receivable due from the Company’s bank related to fraudulent activity.

Inventory, net increased to $461,000 as of June 30, 2023 from $427,000 as of December 31, 2022, primarily due to the manufacture of two batches of finished goods that were in process as of June 30, 2023.

Prepaid expenses and other current assets decreased to $355,000 as of June 30, 2023 from $780,000 as of December 31, 2022, primarily due to normal amortization of prepaid insurance.

Accounts payable decreased to $2.0 million as of June 30, 2023 from $2.1 million as of December 31, 2022. The net decrease was primarily due to decreased amounts due for manufacturing-related activities, European marketing authorization annual fees, investor relations and shareholder services, preclinical and clinical development activities, and regulatory consulting, offset by increased amounts due for legal and professional services and deferred board of director fees.

Accrued liabilities and other decreased to $4.2 million as of June 30, 2023 from $6.5 million as of December 31, 2022. The net decrease was primarily due to decreased accruals for preclinical and clinical development activities, including the reversal of accruals resulting from the UCSD license amendment, legal fees and associated interest pursuant to the CRG judgment, incentive-based compensation, the separation of our former Chief Executive Officer, and employee benefits, offset by increased accruals related to legal and professional services. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our clinical development activity related to the Manocept platform.

Investing Activities. Investing activities used $104,000 during the first half of 2023 compared to $239,000 used during the same period in 2022. Patent and trademark costs used $90,000 and purchases of equipment used $15,000 during the first half of 2023. Patent and trademark costs used $191,000 and purchases of equipment used $49,000 during the first half of 2022.

Financing Activities. Financing activities provided $1.3 million during the first half of 2023 compared to $1.0 million provided during the same period in 2022. The $1.2 million provided by financing activities in the first half of 2023 consisted primarily of proceeds from issuance of preferred stock of $1.1 million, proceeds from issuance of Common Stock of $644,000, and proceeds from the 2023 Bridge Note of $300,000, partially offset by principal payments on financed insurance premiums of $405,000, principal payments on the 2023 Bridge Note of $300,000, costs of issuing Common Stock of $44,000, and costs of issuing preferred stock of $11,000. The $1.0 million provided by financing activities in the first half of 2022 consisted primarily of proceeds from notes payable of $1.5 million offset by principal payments on financed insurance premiums of $453,000 and payment of debt issuance costs of $15,000.

Asset Purchase Agreement

On April 10, 2023, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Meilleur Technologies, Inc. (“Meilleur”), pursuant to which Meilleur agreed to acquire certain assets and assume certain liabilities of the Company relating to its business of developing and commercializing PET biomarkers for Alzheimer’s Disease (the “Business”). As part of the purchase price, Meilleur paid a cash payment of $250,000 to the Company at closing and agreed to make a cash payment of $500,000 to the Company within 60 days after the closing date. Both cash payments were made during the second quarter of 2023. In addition, Meilleur agreed to make certain future payments (as part of the purchase price) to the Company, including contingent payments and milestone payments based on potential licensing events, regulatory submissions, regulatory approvals, and net sales of any approved product derived from the purchased Business.

2023 Bridge Note

On April 25, 2023, John K. Scott, Jr. agreed to make a second loan to the Company in the principal amount of up to $300,000 under the terms of a secured bridge note (“2023 Bridge Note”), of which $225,000 and $75,000 were funded on April 26, 2023 and May 9, 2023, respectively. The Company’s obligations under the 2023 Bridge Note were secured by a first priority security interest in all of the Company’s assets and personal property pursuant to the Security Agreement dated April 10, 2022, as amended on April 25, 2023, in favor of Mr. Scott. The Company paid the principal balance of $300,000, plus a non-refundable fee of $15,000 and accrued interest of $105, to Mr. Scott at maturity on June 27, 2023. See Note 8 to the accompanying condensed consolidated financial statements.

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

Between May 3, 2023 and May 25, 2023, the Company sold a total of 6,108,489 shares of Common Stock to Keystone under the Purchase Agreement, generating net proceeds after deducting fees and expenses of $600,126. See Note 11 to the accompanying condensed consolidated financial statements.

Series J Preferred Stock

On May 22, 2023, the Company entered into Stock Purchase Agreements (each, a “Purchase Agreement”) with two accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement a total of 11,000 shares of Series J Convertible Preferred Stock, par value $0.001 per share (“Series J Preferred Stock”), for an aggregate purchase price of $1,100,000. Under each Purchase Agreement, the Company also agreed to provide the Investors with certain registration rights related to the resale of the shares of the Company’s Common Stock issuable upon conversion of the Series J Preferred Stock. See Note 11 to the accompanying condensed consolidated financial statements.

Stock Exchange Agreement

On June 1, 2023, the Company entered into a Stock Exchange Agreement with John K. Scott, Jr., pursuant to which Mr. Scott surrendered 990 shares of Series G Redeemable Preferred Stock (“Series G Preferred Stock”) and $68,853.22 of accrued and unpaid dividends thereon in exchange for 11,969 shares of Series J Preferred Stock.

Pursuant to the Stock Exchange Agreement, Mr. Scott also agreed to surrender his remaining 2,270 shares of Series G Preferred Stock and the remaining balance of accrued and unpaid dividends thereon in exchange for 27,889 shares of Series J Preferred Stock, subject to the Company’s stockholders approving the issuance of shares of the Company’s Common Stock upon conversion of such shares of series J Preferred Stock in compliance with NYSE American listing standards. Since stockholders approved the issuance of shares of the Company’s Common Stock upon conversion of such shares of Series J Preferred Stock at the Special Meeting of Stockholders held on July 27, 2023, the Company and Mr. Scott have agreed that the closing of the Series G exchange will occur no later than September 29, 2023. See Note 11 to the accompanying condensed consolidated financial statements.

Second Amendment to Asset Purchase Agreement

On June 14, 2023, the Company entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”) with Cardinal Health 414, LLC, a Delaware limited liability company (the “Buyer”), in respect of that certain Asset Purchase Agreement, dated November 23, 2016, by and between the Buyer and the Company. Under the Second Amendment, the Buyer paid to the Company a lump sum payment of $7.5 million in cash in consideration of certain amendments to the Asset Purchase Agreement, including elimination of the Buyer’s obligation to pay a certain milestone payment to the Company. See Note 16 to the accompanying condensed consolidated financial statements.

Partial Term Note Exchange

On June 29, 2023, the Company entered into a letter agreement with John K. Scott, Jr. to exchange $1,073,600 principal amount of the 2022 Bridge Note for 12,200,000 shares of Common Stock based on the closing stock price on June 28, 2023. See Note 8 to the accompanying condensed consolidated financial statements.

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

On April 25, 2023, Mr. Scott agreed to make a second loan to the Company in the principal amount of up to $300,000 under the terms of the 2023 Bridge Note, of which $225,000 and $75,000 were funded on April 26, 2023 and May 9, 2023, respectively. The Company’s obligations under the 2023 Bridge Note were secured by a first priority security interest in all of the Company’s assets and personal property pursuant to the Security Agreement dated April 10, 2022, as amended on April 25, 2023 in favor of Mr. Scott. The Company paid the principal balance of $300,000, plus a non-refundable fee of $15,000 and accrued interest of $105, to Mr. Scott at maturity on June 27, 2023.

On April 26, 2023, the Company entered into a Purchase Agreement with Keystone under which the Company may sell from time to time at its sole discretion (subject to certain limitations and conditions) up to $2,750,000 of shares of the Company’s Common Stock, Under the Purchase Agreement, the Company agreed to issue to Keystone 400,000 shares of Common Stock as consideration for its commitment to purchase shares under the Purchase Agreement, with 200,000 shares (based on the closing stock price of $0.25 as April 25, 2023) being delivered on the date of the Purchase Agreement and the remaining 200,000 shares (based on the closing stock price of $0.25 as April 25, 2023) to be delivered upon the Company raising a minimum of $2,750,000 under the Purchase Agreement or any other source. Between May 3, 2023 and May 25, 2023, the Company sold a total of 6,108,489 shares of Common Stock to Keystone under the Purchase Agreement, generating net proceeds of $600,126. The shares issued and sold under the Purchase Agreement are registered under the Company’s shelf registration statement on Form S-3 (File No. 333-252847) and the related prospectus supplement dated April 27, 2023.

On June 29, 2023, the Company entered into a letter agreement with Mr. Scott to exchange $1,073,600 principal amount of the 2022 Bridge Note for 12,200,000 shares of Common Stock, based on the closing stock price on June 28, 2023. Pursuant to the exchange, a proportional $185,056 balance of the debt discount was cancelled.

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

The Company is currently engaged in litigation with Dr. Goldberg and CRG. As of June 30, 2023, the Company has accrued approximately $2.7 million of legal fees and interest pursuant to the CRG judgment. The amount of ultimate liability, if any, with respect to the Goldberg litigation is unknown.

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

As of June 30, 2023, we had no off-balance sheet arrangements.

Recent Accounting Standards

See Note 1(j) to the accompanying condensed consolidated financial statements.

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

Debt. We evaluate newly-issued debt instruments in accordance with Accounting Standards Codification (“ASC”) 470, Debt.

Series J Preferred Stock. The Company evaluated the provisions of the Series J Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” Based on this evaluation, the Company determined that the Series J Preferred Stock is not a mandatorily redeemable financial instrument and there are no scenarios in which the Company could have an obligation to issue a variable number of shares of Common Stock. Accordingly, the Series J Preferred Stock should be classified as equity. Additionally, the embedded conversion option does not meet the criteria to be separated from the Series J Preferred stock and thus this feature should not be bifurcated and accounted for as a derivative. Finally, the Company determined that the Series J Preferred Stock does not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series J Preferred Stock should not be classified in mezzanine equity.

Series K Preferred Stock. The Company evaluated the provisions of the Series K Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” Based on this evaluation, the Company determined that the Series K Preferred Stock is not a mandatorily redeemable financial instrument and there are no scenarios in which the Company could have an obligation to redeem the shares for cash or issue a variable number of shares of Common Stock. Accordingly, the Series K Preferred Stock should be classified as equity. Additionally, the embedded redemption feature does not meet the criteria to be separated from the Series K Preferred stock and thus this feature should not be bifurcated and accounted for as a derivative. Finally, the Company determined that the Series K Preferred Stock does not contain redemption features that could result in the Company being required to redeem the shares, thus the Series K Preferred Stock should not be classified in mezzanine equity.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the sales previously reported in the Company’s Current Reports on Form 8-K dated May 22, 2023, June 1, 2023, and June 29, 2023, the Company did not sell any unregistered equity securities during the period covered by this report.

Item 6. Exhibits

3.1	Certificate of Designation of Series J Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 25, 2023)

3.2	Certificate of Designation of Series K Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed June 16, 2023)

10.1

Asset Purchase Agreement dated as of April 10, 2023 between Navidea Biopharmaceuticals, Inc and Meilleur Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2023)

10.2

Common Stock Purchase Agreement dated as of April 26, 2023 between Navidea Biopharmaceuticals, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2023)

10.3

Registration Rights Agreement dated as of April 26, 2023 between Navidea Biopharmaceuticals, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 28, 2023)

10.4	Secured Bridge Note dated as of April 25, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 28, 2023)

10.5

First Amendment to Security Agreement dated as of April 25, 2023 between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 28,2023)

10.6

Stock Purchase Agreement dated as of May 22, 2023 between Navidea Biopharmaceuticals, Inc. and Donald E. Garlikov (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed May 25, 2023)

10.7

Stock Purchase Agreement dated as of May 22, 2023 between Navidea Biopharmaceuticals, Inc. and Irwin Bain (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2023)

10.8

Stock Exchange Agreement dated as of June 1, 2023 between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2023)

10.9

Second Amendment to Asset Purchase Agreement dated as of June 14, 2023 between Cardinal Health 414, LLC and Navidea Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10. 1 to the Company’s Current Report on Form 80K filed June 16, 2023)

10.10

Letter Agreement dated June 29, 2023 between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed July 6, 2023)

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
August 11, 2023

By:	/s/ John K. Scott, Jr.

John K. Scott, Jr.
Vice Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Joseph W. Meyer

Joseph W. Meyer
Director, Finance and Accounting
(Principal Financial and Accounting Officer)