Form 10-Q
period 2023-09-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2023-11-14
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

(614) 793-7500

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	NAVB	N/A
Preferred Stock Purchase Rights	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 100,084,385 shares of Common Stock, par value $.001 per share (as of the close of business on November 10, 2023).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3

	Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2023 and 2022 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Deficit for the Three-Month and Nine-Month Periods Ended September 30, 2023 and 2022 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2023 and 2022 (unaudited)	8

	Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Forward-Looking Statements	27

	The Company	27

	Technology and Product Candidates	28

	Outlook	32

	Discontinued Operations	32

	Results of Operations	33

	Liquidity and Capital Resources	34

	Off-Balance Sheet Arrangements	37

	Recent Accounting Standards	37

	Critical Accounting Policies	37

	Critical Accounting Estimates	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

	Disclosure Controls and Procedures	39

	Changes in Control Over Financial Reporting	39

PART II – Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	41

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,864,822	$1,995,860
Receivables	30,870	630
Inventory, net	460,746	427,344
Prepaid expenses and other	146,593	780,110
Total current assets	4,503,031	3,203,944
Property and equipment	733,145	835,845
Less accumulated depreciation and amortization	(624,327)	(700,498)
Property and equipment, net	108,818	135,347
Right-of-use lease assets	24,313	107,243
Less accumulated amortization	(13,751)	(86,943)
Right-of-use lease assets, net	10,562	20,300
License agreements, patents and trademarks	1,320,428	1,215,604
Less accumulated amortization	(255,819)	(215,363)
License agreements, patents and trademarks, net	1,064,609	1,000,241
Other assets	11,774	11,774
Total assets	$5,698,794	$4,371,606

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	September 30, 2023	December 31, 2022
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,070,633	$2,122,538
Accrued liabilities and other	3,848,443	6,456,762
Notes payable, current	—	543,613
Notes payable related party, current, net of discount	1,249,067	—
Lease liabilities, current	10,427	18,976
Deferred revenue, current	800,000	800,000
Total current liabilities	7,978,570	9,941,889
Lease liabilities, net of current portion	269	1,312
Notes payable to related party, net of discount	—	1,871,715
Deferred revenue	700,000	700,000
Total liabilities	8,678,839	12,514,916
Commitments and contingencies (See Note 10)
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 0 shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Series G preferred stock; $.001 par value, 3,260 shares authorized; 2,270 and 3,260 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	3
Series H preferred stock; $.001 par value, 75,000 shares authorized; 0 shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Series I preferred stock; $.001 par value, 35,000 shares authorized; 3,596 and 9,480 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	10
Series J preferred stock; $.001 par value, 150,000 shares authorized; 11,000 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	11	—

Common Stock; $.001 par value, 300,000,000 shares authorized; 100,084,385 and 32,687,666 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	291,081	223,684
Additional paid-in capital	382,345,740	379,343,124
Accumulated deficit	(385,909,398)	(388,002,649)
Total stockholders' deficit	(3,272,561)	(8,435,828)
Noncontrolling interest	292,516	292,518
Total Navidea stockholders’ deficit	(2,980,045)	(8,143,310)
Total liabilities and stockholders’ deficit	$5,698,794	$4,371,606

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Sales revenue	$—	$7,516	$—	$14,035
Grant and other revenue	—	—	—	51,007
Total revenue	—	7,516	—	65,042
Cost of revenue	—	1,432	—	1,905
Reserve for expiring inventory	—	133,006	—	133,006
Gross profit	—	(126,922)	—	(69,869)
Operating expenses:
Research and development	829,613	1,186,419	3,203,331	4,079,661
Selling, general and administrative	1,301,725	3,637,450	3,778,074	6,703,145
Total operating expenses	2,131,338	4,823,869	6,981,405	10,782,806
Loss from operations	(2,131,338)	(4,950,791)	(6,981,405)	(10,852,675)
Other (expense) income:
Interest (expense) income, net	(102,514)	(765,456)	248,671	(852,702)
Gain on amendment of contracts	—	—	1,226,432	—
Gain on sale of non-financial asset – NAV4694	—	—	750,000	—
Loss on extinguishment of debt	—	—	(185,056)	—
Other, net	(21,487)	8,422	(183,495)	10,489
Total other (expense) income, net	(124,001)	(757,034)	1,856,552	(841,853)
Loss from continuing operations	(2,255,339)	(5,707,825)	(5,124,853)	(11,694,528)
Discontinued operations, net of tax effect:
Gain on discontinued operations – Lymphoseek®	—	—	7,425,000	—
Net (loss) income	(2,255,339)	(5,707,825)	2,300,147	(11,694,528)
Net loss attributable to noncontrolling interest	1	—	2	4
Preferred stock dividends	—	—	(68,937)	—
Deemed dividend on preferred stock exchanged	—	(2,037,886)	(138,045)	(2,037,886)
Net (loss) income attributable to common stockholders	$(2,255,338)	$(7,745,711)	$2,093,167	$(13,732,410)

(Loss) income per common share (basic and diluted)
Continuing operations	$(0.02)	$(0.25)	$(0.09)	$(0.45)
Discontinued operations	$—	$—	$0.12	$—
Attributable to common stockholders	$(0.02)	$(0.25)	$0.03	$(0.45)
Weighted average shares outstanding	99,364,154	30,732,001	60,331,296	30,404,789

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

For the Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock Issued		Additional Paid-In	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2023	12,740	$13	32,687,666	$223,684	$379,343,124	$(388,002,649)	$292,518	$(8,143,310)
Issued stock to 401(k) plan	-	-	163,586	164	52,184	-	-	52,348
Stock compensation expense	-	-	-	-	19,669	-	-	19,669
Net loss	-	-	-	-	-	(1,476,329)	(1)	(1,476,330)
Balance, March 31, 2023	12,740	13	32,851,252	223,848	379,414,977	(389,478,978)	292,517	(9,547,623)
Issued stock under Equity Line of Credit, net of costs	-	-	6,308,489	6,308	593,818	-	-	600,126
Issued Series J Preferred Stock, net of costs	11,000	11	-	-	1,088,989	-	-	1,089,000
Accrued Dividends payable on Series G Preferred Stock	-	-	-	-	-	(68,853)	-	(68,853)
990 Series G Preferred Stock and Accrued Dividends exchanged for 11,969 Series J Preferred Stock	10,979	11	-	-	68,842	-	-	68,853
Deemed dividend on Series G Preferred Stock and Accrued Dividends exchanged for Series J Preferred Stock	-	-	-	-	138,045	(138,045)	-	-
Series I Preferred Stock converted into Common Stock	(5,335)	(6)	33,277,222	33,277	(33,271)	-	-	-
Series J Preferred Stock converted into Common Stock	(11,969)	(12)	11,508,672	11,509	(11,497)	-	-	-
Issued Series K Preferred Stock dividend	83,949	84	-	-	-	(84)	-	-
Issued stock as partial repayment of debt	-	-	12,200,000	12,200	1,061,400	-	-	1,073,600
Issued stock for payment of director fees	-	-	3,750	4	334	-	-	338
Stock compensation expense	-	-	-	-	(33,841)	-	-	(33,841)
Net income	-	-	-	-	-	6,031,816	-	6,031,816
Balance, June 30, 2023	101,364	101	96,149,385	287,146	382,287,796	(383,654,144)	292,517	(786,584)
Series K Preferred Stock dividend redemption	(83,949)	(84)	-	-	-	84	-	-
Series I Preferred Stock converted into Common Stock	(549)	(1)	3,431,250	3,431	(3,430)	-	-	-
Issued stock in payment of director fees	-	-	503,750	504	51,027	-	-	51,531
Stock compensation expense	-	-	-	-	10,347	-	-	10,347
Net loss	-	-	-	-	-	(2,255,338)	(1)	(2,255,339)
Balance, September 30, 2023	16,866	$16	100,084,385	$291,081	$385,345,740	$(385,909,398)	$292,516	$(2,980,045)

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit (continued)(unaudited)

For the Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock Issued		Additional Paid-In	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, January 1, 2022	72,077	$72	30,279,922	$221,277	$370,459,705	$(370,787,610)	$731,299	$624,743
Issued stock in lieu of cash bonuses	-	-	16,632	17	16,948	-	-	16,965
Issued stock to 401(k) plan	-	-	53,238	53	44,667	-	-	44,720
Issued stock for payment of director fees	-	-	7,500	7	6,518	-	-	6,525
MT Preferred Stock reacquired due to Platinum settlement	-	-	-	-	438,778	-	(438,778)	-
Stock compensation expense	-	-	-	-	184,850	-	-	184,850
Net loss	-	-	-	-	-	(2,987,242)	(3)	(2,987,245)
Balance, March 31, 2022	72,077	72	30,357,292	221,354	371,151,466	(373,774,852)	292,518	(2,109,442)
Series E Preferred Stock exchanged for Series F and Series G Preferred Stock	(45,000)	(45)	-	-	821,295	-	-	821,250
Issued stock for payment of director fees	-	-	7,500	7	6,443	-	-	6,450
Stock compensation expense	-	-	-	-	40,554	-	-	40,554
Net loss	-	-	-	-	-	(2,999,458)	(1)	(2,999,459)
Balance, June 30, 2022	27,077	$27	30,364,792	$221,361	$372,019,758	$(376,774,310)	$292,517	$(4,240,647)
Issued Series I Preferred Stock, net of cots	10,423	10	-	-	5,209,725	-	-	5,209,735
Series D and Series F Preferred Stock exchanged for Units in Rights Offering	(23,817)	(23)	-	-	20	-	-	(3)
Deemed dividend on Series D and Series F Preferred Stock exchanged for Units in Rights Offering	-	-	-	-	2,037,886	(2,037,886)	-	-
Series I Preferred Stock converted into common stock	(756)	(1)	1,679,976	1,680	(1,679)	-	-	-
Issued stock for payment of director fees	-	-	7,500	8	2,942	-	-	2,950
Issued stock in lieu of cash bonus	-	-	28,150	28	7,854	-	-	7,882
Issued stock under long term incentive plan	-	-	70,500	71	19,669	-	-	19,740
Stock compensation expense	-	-	-	-	41,052	-	-	41,052
Net loss	-	-	-	-	-	(5,707,825)	-	(5,707,825)
Balance, September 30, 2022	12,927	$13	32,150,918	$223,148	$379,337,227	$(384,520,021)	$292,517	$(4,667,116)

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,300,147	$(11,694,528)
Less: gain from discontinued operations	(7,425,000)	—
Net loss from continuing operations	(5,124,853)	(11,694,528)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	81,717	69,352
Non-cash lease expense	27,241	91,733
Loss on abandonment of patent and trademark applications	1,377	64,833
Reserve for expiring inventory	—	133,006
Stock compensation expense, net	(3,826)	266,456
Value of stock issued to 401(k) plan for employer matching contributions	52,348	44,720
Value of stock issued in payment of employee bonuses	—	24,847
Value of stock issued under long term incentive plan	—	19,740
Value of stock issued in payment of director fees	51,869	15,925
Value of stock issued in payment of upfront commitment fee	50,000	—
Gain on amendment of contracts	(1,226,432)	—
Gain on sale of non-financial asset – NAV4694	(750,000)	—
Loss on extinguishment of debt	185,056	—
Amortization of debt discount and issuance costs	265,896	126,878
Changes in operating assets and liabilities:
Receivables	(30,240)	(62,197)
Inventory	(33,402)	(175,657)
Prepaid expenses and other assets	633,517	953,566
Accounts payable	(51,905)	317,202
Accrued and other liabilities	(1,381,887)	2,727,010
Lease liabilities	(27,095)	(266,970)
Deferred revenue	—	790,644
Net cash provided by (used in) operating activities from continuing operations	(7,280,619)	(6,553,440)
Cash flows from investing activities:
Proceeds from sale of non-financial asset – NAV4694	750,000	—
Payments for purchases of equipment	(15,068)	(63,086)
Proceeds from sales of equipment	336	—
Patent and trademark costs	(106,201)	(255,224)
Net cash used in investing activities from continuing operations	(629,067)	(318,310)
Cash flows from financing activities:
Proceeds from issuance of Preferred Stock	1,100,000	6,173,000
Payment of preferred stock issuance costs	(11,000)	(963,270)
Proceeds from issuance of Common Stock	643,759	—
Payment of Common Stock issuance costs	(93,632)	—
Proceeds from note payable	300,000	2,500,000
Payment of debt issuance costs	—	(14,627)
Principal payments on notes payable	(843,613)	(453,427)
Net cash provided by financing activities from continuing operations	1,095,514	7,241,676
Net (decrease) increase in cash and cash equivalents – continuing operations	(5,556,038)	369,926
Cash provided by investing activities from discontinued operations	7,425,000	—
Net increase in cash and cash equivalents	1,868,962	369,926
Cash and cash equivalents, beginning of period	1,995,860	4,230,865
Cash and cash equivalents, end of period	$3,864,822	$4,600,791

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of September 30, 2023 and for the three-month and nine-month periods ended September 30, 2023 and 2022 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The balances as of September 30, 2023 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2022, which were included as part of our Annual Report on Form 10-K filed with the SEC on March 27, 2023 (“2022 Form 10-K”).

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

g.

Intangible Assets: Intangible assets consist primarily of license agreements, and patent and trademark costs. Intangible assets are stated at cost, less accumulated amortization. License agreements and patent costs are amortized using the straight-line method over the estimated useful lives of the license agreements and patents of approximately 5 to 15 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis. During the nine-month periods ended September 30, 2023 and 2022, we capitalized patent and trademark costs of $106,201 and $255,224, respectively. During the nine-month periods ended September 30, 2023 and 2022, we abandoned previously-capitalized patent and trademark applications with remaining carrying values of $1,377 and $64,833, respectively.

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

The Company is engaged in ongoing litigation with CRG. On August 30, 2022, the District Court of Harris County, Texas (the “Texas Court”) awarded CRG approximately $2.6 million in attorney’s fees on their breach of contract claims against Navidea and MT, with post-judgment interest accruing on the award at the rate of 5% per annum, compounded annually. The Company has appealed the Texas Court’s judgment to the Fourteenth Court of Appeals of Texas. As of September 30, 2023, the Company has accrued $2,711,806 of legal fees and interest pursuant to the Texas Court’s ruling. See Note 10.

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

The current conflict between Ukraine and Russia, and recent Middle East conflict have created volatility in the global capital markets and is continuing to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties who operate in Europe on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any debt or equity financing more difficult to obtain, more costly or more dilutive.

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

During the three-month and nine-month periods ended September 30, 2023 and 2022, the Company recognized revenue from contracts with customers of $0 and $7,516, respectively. During the nine-month periods ended September 30, 2023 and 2022, the Company recognized revenue from contracts with customers of $0 and $14,035, respectively For the three-month and nine-month periods ended September 30, 2023 and 2022, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the three-month and nine-month periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales revenue:
Tc99m tilmanocept - Europe	$—	$7,516	$—	$14,035

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

Through September 30, 2023, the Company has not capitalized any contract-related costs as contract assets.

The following table shows the opening and closing balances of contract liabilities from contracts with customers for the nine-month period ended September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total deferred revenue related to contracts with customers, beginning of period	$700,000	$700,000	$700,000	$700,000
Deferred revenue related to milestones achieved	—	—	—	100,000
Deferred revenue related to milestones achieved, written off due to contract renegotiations	—	—	—	(100,000)
Total deferred revenue related to contracts with customers, end of period	$700,000	$700,000	$700,000	$700,000

The Company had sales revenue receivable of $0 and $610 outstanding as of September 30, 2023 and December 31, 2022, respectively. The Company had license revenue receivable of $0 outstanding as of September 30, 2023 and December 31, 2022.

In addition to revenue from contracts with customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives. The revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants. During the three-month and nine-month periods ended September 30, 2022, the Company recognized grant revenue of $0 and $51,007, respectively. No grant revenue was recognized in the three-month or nine-month periods ended September 30, 2023.

Finally, we expect to recognize revenue from a strategic development partner up to a total of $1.85 million under the terms of the API Development Agreement. Based on the nature of the Company’s operations and the terms of the API Development Agreement, Navidea does not have a vendor-customer relationship with the strategic partner and amounts received under the API Development Agreement are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the API Development Agreement. The first installment of $800,000 received on August 11, 2022. As of September 30, 2023 the Company had not achieved the project milestones per the API Development Agreement. As a result, no revenue has been recognized in connection with milestone achievement and the installment received was included in deferred revenue, current in the condensed consolidated balance sheets as of September 30,2023. See Note 2.

4.	Stock-Based Compensation

For the three-month periods ended September 30, 2023 and 2022, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was $10,347 and $41,052, respectively. For the nine-month periods ended September 30, 2023 and 2022, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was $(3,826) and $266,456, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or nine-month periods ended September 30, 2023 and 2022.

A summary of the status of our stock options as of September 30, 2023, and changes during the nine-month period then ended, is presented below.

	Nine Months Ended September 30, 2023
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	702,805	$4.42	5.5	$—
Granted	1,339,500	0.32
Cancelled/Forfeited	(1,060,465)	0.73
Expired	(4,600)	54.92
Outstanding, September 30, 2023	977,240	$2.57	6.6	$—
Exercisable, September 30, 2023	457,365	$5.09	3.4	$—

The weighted average grant date fair value per stock option granted during the nine-month period ended September 30, 2023 was $0.24. Key assumptions used in the Black-Scholes option pricing model for stock options granted during the nine-month period ended September 30, 2023 were the Company’s stock price, an expected volatility rate of 89.47%, a risk-free rate of 3.87%, and an expected life of 5.95 years.

A summary of the status of our unvested restricted stock as of September 30, 2023, and changes during the nine-month period then ended, is presented below.

	Nine Months Ended September 30, 2023
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2023	90,000	$0.99
Granted	—
Vested	—	—
Unvested, September 30, 2023	90,000	$0.99

As of September 30, 2023, there was $125,692 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.51 years.

5.	Earnings (Loss) Per Share

For the three and nine months ended September 30, 2023 and 2022, basic and diluted loss per share are the same for each respective period due to the Company’s net loss position. For the nine-month periods ended September 30, 2023 and 2022 there were common share equivalents of 24,326,146 and 24,288,310, respectively, that would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings (loss) per share calculations. However, due to our loss from continuing operations, 90,000 shares of unvested restricted stock for the nine-month periods ended September 30, 2023 and 2022, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

6.	Inventory, Net

The components of inventory, net as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Materials	$27,405	$27,405
Work in process	433,341	399,939
Finished goods	131,804	131,804
Reserve for expiring finished goods	(131,804)	(131,804)
Total inventory, net	$460,746	$427,344

No finished goods inventory was allocated for use in clinical trials during the three-month or nine-month periods ended September 30, 2023. During the three-month and nine-month periods ended September 30, 2022, we allocated $45,696 of finished goods inventory for use in clinical trials.

During the nine-month period ended September 30, 2022, we reserved $133,006 of finished goods inventory based on our expectation that this inventory will expire before it can be sold or used in clinical trials. This transaction was recorded in reserve for expiring inventory in the condensed consolidated statements of operations.

7.	Accounts Payable, Accrued Liabilities and Other

Accounts payable as of September 30, 2023 and December 31, 2022 includes an aggregate of $354,308 and $318,527, respectively, due to related parties for director fees. Accrued liabilities and other as of September 30, 2023 and December 31, 2022 includes an aggregate of $461,810 and $811,544, respectively, due to related parties for accrued separation costs, bonuses, salaries and benefits.

Prior to June 1, 2023 -the Company paid fees in both cash and stock to non-employee directors. The cash portion of director fees due is included in accounts payable and the stock portion is included in accrued liabilities and other in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. Certain directors elected to defer receipt of cash and stock for director fees until the Company raises sufficient additional capital. Effective June 1, 2023, non-employee directors do not receive any cash compensation for their services on the Company’s Board.

Under our license agreements with the University of California, San Diego (“UCSD”), we have exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept, other than Tc99m tilmanocept used in lymphatic mapping in the United States, Canada and Mexico which rights are licensed to Cardinal Health 414, LLC (“Cardinal Health”). The UCSD license agreements include obligations for payments related to license fees, milestones, and royalties. As of September 30, 2023, the Company has accrued approximately $259,000 related to the UCSD license agreements for which we have not yet been invoiced. Of this amount, approximately $104,000 is included in accounts payable and $155,000 is included in accrued expenses and other in the condensed consolidated balance sheets. During the nine months ended September 30, 2023, the Company reversed approximately $1.2 million of accruals due to an amendment of the UCSD license agreement for the exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept (other than Tc99m tilmanocept used in lymphatic mapping).

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

Interest expense related to the 2022 Bridge Note totaled $97,063 and $394,424 during the three-month and nine-month periods ended September 30, 2023, respectively. The principal and debt discount balances related to the 2022 Bridge Note were $1,426,400 and $177,333, respectively, as of September 30, 2023. Interest expense related to the 2023 Bridge Note totaled $0 and $105 during the three-month and nine-month periods ended September 30, 2023, respectively. The principal balance of the 2023 Bridge Note was $0 as of September 30, 2023.

IPFS Corporation

In November 2021, the Company prepaid $565,760 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 4.36%. The note was payable in five monthly installments of $114,388, with the final payment made in April 2022.

Interest expense related to the IPFS note payable totaled $0 during the three-month periods ended September 30, 2023 and 2022. Interest expense related to the IPFS note payable totaled $0 and $4,126 during the nine-month periods ended September 30, 2023 and 2022, respectively. The balance of the IPFS note was $0 as of September 30, 2023.

AFCO Premium Credit LLC

In November 2022, the Company prepaid $608,275 of insurance premiums through the issuance of a note payable to AFCO Premium Credit LLC (“AFCO”) with an interest rate of 7.85%. The note was payable in nine monthly installments of $69,967, with the final payment due in August 2023.

Interest expense related to the AFCO note payable totaled $1,361 and $0 during the three-month periods ended September 30, 2023 and 2022, respectively. Interest expense related to the AFCO note payable totaled $16,124 and $0 during the nine-month periods ended September 30, 2023 and 2022, respectively. The balance of the AFCO note was $0 as of September 30, 2023.

Summary

During the three-month periods ended September 30, 2023 and 2022, we recorded interest expense of $98,424 and $120,696, respectively, related to our notes payable. During the nine-month periods ended September 30, 2023 and 2022, we recorded interest expense of $410,653 and $208,004, respectively, related to our notes payable. Annual principal maturities of our notes payable are $0 and $1.43 million in 2023 and 2024, respectively.

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

Total operating lease expense was $9,443 and $(29,681) for the three-month periods ended September 30, 2023 and 2022, respectively. Total operating lease expense was $28,340 and $43,493 for the nine-month periods ended September 30, 2023 and 2022, respectively. Operating lease expense was recorded in selling, general and administrative expenses on our condensed consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2023.

Maturity of Lease Liabilities	Operating Lease Payments
2023 (remaining)	$9,443
2024	1,355
Total undiscounted operating lease payments	10,798
Less imputed interest	(102)
Present value of operating lease liabilities	$10,696

Balance Sheet Classification
Current lease liabilities	$10,427
Noncurrent lease liabilities	269
Total operating lease liabilities	$10,696

Other Information
Weighted-average remaining lease term for operating leases (in years)	0.4
Weighted-average discount rate for operating leases	10.45%

Cash paid for amounts included in the present value of operating lease liabilities was $28,329 and $281,668 during the nine-month periods ended September 30, 2023 and 2022, respectively, and is included in operating cash flows in the condensed consolidated statements of cash flows.

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

During the second quarter of 2023, the Company received additional clarification and confirmation from its outside counsel that the Texas Court’s judgment remains unchanged, and the stated post-judgment interest rate is 5% per annum compounded annually. Based on this new information, the Company adopted a change in accounting estimate with regard to the interest rate, from 18% to 5% during the second quarter of 2023, resulting in a downward adjustment to accrued interest and interest expense of $771,000. As of September 30, 2023, the Company has accrued approximately $2.7 million of legal fees and interest pursuant to the Texas Court’s ruling.

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

On August 4, 2023, the Company filed a written request to appeal the NYSE Regulation staff’s decision. On September 26, 2023 the Listings Qualifications Panel (the “Panel”) of the NYSE American’s Committee for Review held a hearing to consider the Company’s appeal. Following the hearing, the Panel upheld the NYSE Regulation staff’s previously announced determination to initiate delisting proceedings with respect to the Company’s common stock On October 5, 2023, trading of the Company’s Common Stock on the NYSE American was suspended. On October 23, 2023, NYSE American filed a Form 25 with the SEC to delist the Company’s common stock and the delisting was effective 10 days thereafter. The Company’s Common Stock is now trading in the over-the-counter market.

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

401(k) Employer Match

During the nine-month periods ended September 30, 2023 and 2022, we issued 163,586 and 53,238 shares of our Common Stock as matching contributions to our 401(k) Plan, which were valued at $52,348 and $44,720, respectively.

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

Series J Preferred Stock

On May 22, 2023, the Company entered into Stock Purchase Agreements (each, a “Purchase Agreement”) with two accredited investors, pursuant to which the Company sold to the investors in a private placement a total of 11,000 shares of Series J Convertible Preferred Stock, par value $0.001 per share (“Series J Preferred Stock”), for an aggregate purchase price of $1,100,000. Under each Purchase Agreement, the Company also agreed to provide the investors with certain registration rights related to the resale of the shares of the Company’s Common Stock issuable upon conversion of the Series J Preferred Stock.

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

Pursuant to the Stock Exchange Agreement, Mr. Scott also agreed to surrender his remaining 2,270 shares of Series G Preferred Stock and the remaining balance of accrued and unpaid dividends thereon in exchange for 27,889 shares of Series J Preferred Stock, subject to the Company’s stockholders approving the issuance of shares of the Company’s Common Stock upon conversion of such shares of series J Preferred Stock in compliance with NYSE American listing standards. The Company’s stockholders approved the issuance of Common Stock upon conversion of such shares of Series J Preferred Stock at the special meeting of stockholders (“Special Meeting”) held on July 27, 2023. However, the Company and Mr. Scott have agreed that the closing of the Series G exchange will occur no later than December 30, 2023.

In addition, the Stock Exchange Agreement provides Mr. Scott with certain registration rights related to the resale of the shares of Common Stock issuable upon conversion of the Series J Preferred Stock.

On June 6, 2023, Mr. Scott converted 11,969 shares of Series J Preferred Stock into 11,508,672 shares of the Company’s Common Stock.

Series K Preferred Stock Dividend and Redemption

On June 16, 2023, the Board declared a dividend of one one-thousandth of a share of Series K Preferred Stock, par value $0.001 per share (“Series K Preferred Stock”), for each outstanding share of the Company’s Common Stock to stockholders of record at 5:00 p.m. Eastern Time on June 27, 2023 (the “Record Date”). The Company issued 83,949 shares of Series K Preferred Stock pursuant to the stock dividend.

Each share of Series K Preferred Stock entitled the holder thereof to 1,000,000 votes per share and to vote together with the outstanding shares of Common Stock of the Company as a single class exclusively with respect to any proposal to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to reclassify the outstanding shares of Common Stock into a smaller number of shares of Common Stock at a ratio specified in or determined in accordance with the terms of such amendment.

At the Special Meeting held on July 27, 2023, the Company’s stockholders approved the proposal to adopt an amendment to the Company’s Certificate of Incorporation to effect, on or prior to the one-year anniversary of the date of the Special Meeting, a reverse split of the common stock at a ratio between 1-for-20 and 1-for-50, with such ratio and the implementation and timing of such reverse stock split to be determined in the discretion of the Board of Directors (the Reverse Stock Split Proposal”). All shares of Series K Preferred Stock that were not present in person or by proxy at the Special Meeting as of immediately prior to the opening of the polls at such meeting were automatically redeemed in whole, but not in part, by the Company (the “Initial Redemption”). Any outstanding shares of Series K Preferred Stock that were not redeemed pursuant to an Initial Redemption were redeemed in whole, but not in part, automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal (the “Subsequent Redemption”) at the Special Meeting. Both the Initial Redemption and the Subsequent Redemption occurred on July 27, 2023. As a result, no shares of Series K Preferred Stock remain outstanding.

Partial Term Note Exchange

On June 29, 2023, the Company entered into a letter agreement with John K. Scott, Jr. to exchange $1,073,600 principal amount of the 2022 Bridge Note for 12,200,000 shares of Common Stock based on the closing stock price on June 28, 2023. See Note 8.

12.	Stock Warrants

As of September 30, 2023, there are 23,348,906 warrants outstanding to purchase Navidea's Common Stock. The warrants are exercisable at prices ranging from $0.16 to $0.94 per share with a weighted average exercise price of $0.17 per share. The warrants have remaining outstanding terms ranging from 0.7 to 4.0 years.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance as of September 30, 2023 and December 31, 2022.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of September 30, 2023.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of September 30, 2023 or December 31, 2022 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of September 30, 2023, tax years 2019-2022 remained subject to examination by federal and state tax authorities.

As of September 30, 2023, we had approximately $175.1 million of federal and $20.1 million of state net operating loss carryforwards, as well as approximately $8.9 million of federal R&D credit carryforwards which expire from 2023 to 2040.

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended September 30, 2023	Diagnostics	Therapeutics	Corporate	Total
Research and development expenses	$745,758	$83,855	$—	$829,613
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	1,772	1,272,926	1,274,698
Depreciation and amortization (2)	9,526	—	17,501	27,027
Loss from operations (3)	(755,284)	(85,627)	(1,290,427)	(2,131,338)
Other expense, net (4)	—	—	(124,001)	(124,001)
Loss from continuing operations	(755,284)	(85,627)	(1,414,428)	(2,255,339)
Total assets, net of depreciation and amortization:
United States	$—	$—	$5,130,396	$5,130,396
International	559,455	—	12,568	572,023

Three Months Ended September 30, 2022	Diagnostics	Therapeutics	Corporate	Total
Sales revenue:
International	$7,516	$—	$—	$7,516
Grant and other revenue	—	—	—	—
Total revenue	7,516	—	—	7,516
Cost of revenue, excluding depreciation and amortization	1,432	—	—	1,432
Reserve for expiring inventory	133,006	—	—	133,006
Research and development expenses	1,073,950	112,469	—	1,186,419
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	745	3,612,002	3,612,747
Depreciation and amortization (2)	8,532	—	16,171	24,703
Loss from operations (3)	(1,209,404)	(113,214)	(3,628,173)	(4,950,791)
Other expense, net (4)	—	—	(757,034)	(757,034)
Net loss	(1,209,404)	(113,214)	(4,385,207)	(5,707,825)
Total assets, net of depreciation and amortization:
United States	$50,000	$—	$5,929,692	$5,979,692
International	271,939	—	6,801	278,740
Capital expenditures	14,429	—	—	14,429

Nine Months Ended September 30, 2023	Diagnostics	Therapeutics	Corporate	Total
Research and development expenses	$2,973,357	$229,974	$—	$3,203,331
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	4,832	3,691,525	3,696,357
Depreciation and amortization (2)	28,328	—	53,389	81,717
Loss from operations (3)	(3,001,685)	(234,806)	(3,744,914)	(6,981,405)
Other income, net (4)	—	—	1,856,552	1,856,552
Loss from continuing operations	(3,001,685)	(234,806)	(1,888,362)	(5,124,853)
Total assets, net of depreciation and amortization:
United States	$—	$—	$5,130,396	$5,130,396
International	559,455	—	12,568	572,023
Capital expenditures	15,068	—	—	15,068

Nine Months Ended September 30, 2022	Diagnostics	Therapeutics	Corporate	Total
Sales revenue:
International	$14,035	$—	$—	$14,035
Grant and other revenue	51,007	—	—	51,007
Total revenue	65,042	—	—	65,042
Cost of revenue, excluding depreciation and amortization	1,905	—	—	1,905
Reserve for expiring inventory	133,006	—	—	133,006
Research and development expenses	3,700,528	379,133	—	4,079,661
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,746	6,630,047	6,633,793
Depreciation and amortization (2)	20,613	—	48,739	69,352
Loss from operations (3)	(3,791,010)	(382,879)	(6,678,786)	(10,852,675)
Other expense, net (4)	—	—	(841,853)	(841,853)
Net loss	(3,791,010)	(382,879)	(7,520,639)	(11,694,528)
Total assets, net of depreciation and amortization:
United States	$50,000	$—	$5,929,692	$5,979,692
International	271,939	—	6,801	278,740
Capital expenditures	54,650	—	8,436	63,086

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(2)

Depreciation and amortization are reflected in selling, general and administrative expenses ($27,027 and $24,703 for the three-month periods ended September 30, 2023 and 2022, and $81,717 and $69,352 for the nine-month periods ended September 30, 2023 and 2022, respectively).

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

15.	Supplemental Disclosure for Statements of Cash Flows

During the nine-month periods ended September 30, 2023 and 2022, we paid interest aggregating $135,248 and $81,126, respectively. During the nine-month periods ended September 30, 2023 and 2022, we issued 163,586 and 53,238 shares of our Common Stock as matching contributions to our 401(k) Plan, which were valued at $52,348 and $44,720, respectively. During the nine-month period ended September 30, 2022, we issued 44,782 shares of our Common Stock to certain of our employees as partial payment in lieu of cash for their 2021 bonuses, which were valued at $24,847. During the nine-month period ended September 30, 2023, we issued 200,000 shares of our Common Stock as commitment shares to Keystone under the Purchase Agreement, which were valued at $50,000. During the nine-month period ended September 30, 2023, the Company recorded additional paid-in capital of $1,061,400 related to Mr. Scott’s partial exchange of the 2022 Bridge Note for 12,200,000 shares of Common Stock. During the nine-month period ended September 30, 2023, the Company recorded a deemed dividend of $138,045 related to the exchange of Series G Preferred Stock and accrued dividends thereon for Series J Preferred Stock. During the nine-month period ended September 30, 2023, we obtained right-of-use lease assets in exchange for new operating lease liabilities of $17,503. During the nine-month period ended September 30, 2023, 5,884 shares of Series I Preferred Stock were converted into 36,708,472 shares of Common Stock. During the nine-month period ended September 30, 2023, 11,969 shares of Series J Preferred Stock were converted into 11,508,672 shares of Common Stock.

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

During the second quarter of 2023, we recorded a net gain related to the Second Amendment of $7.4 million in the condensed consolidated statement of operations. There were no assets or liabilities related to discontinued operations included on the condensed consolidated balance sheets as of September 30, 2023.

17.	Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2023 and through the date these condensed consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC.

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

●	our history of operating losses and uncertainty of future profitability;

●	our ability to successfully complete research and further development of our drug candidates;

●	the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates, including delays and additional costs related to the current Russia-Ukraine conflict;

●	our ability to successfully commercialize our drug candidates, including delays or disruptions related to the current Russia-Ukraine conflict;

●	our ability to raise capital sufficient to fund our development programs, including unavailability of funds or delays in receiving funds as a result of the current Russia-Ukraine conflict;

●	delays in receipt of anticipated proceeds from our capital funding transactions and other receivables;

●	our dependence on royalties and grant revenue;

●	our limited product line and distribution channels;

●	advances in technologies and development of new competitive products;

●	our ability to maintain effective control over financial reporting;

●	the outcome of any pending litigation;

●	the effect of delisting from the NYSE American;

●	whether an over-the-counter trading market for our common stock will develop or persist;

●	our ability to comply with any requirements for listing of our common stock on any stock exchange in the future;

●	and

●	other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other Securities and Exchange Commission (“SEC”) filings.

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

Tuberculosis (“TB”)

In April 2019, the Company announced that Professor Mike Sathekge, MBChB, M. Med (Nuclear Medicine), PhD, Professor and Head of the Department of Nuclear Medicine in the Faculty of Health Sciences at the University of Pretoria/Steve Biko Academic Hospital, planned to initiate a comparative study evaluating the use of tilmanocept in patients with TB. The purpose of this ongoing study is to explore using 68Ga tilmanocept as an aid in TB patient management while contributing to the better understanding of the biology of TB granulomas. CD206+ macrophages constitute one of the most abundant cell types in TB granulomas. Therefore, a molecular probe such as 68Ga-labeled tilmanocept targeting mannose receptor CD206 expressed on macrophages holds great promise not only in understanding the biology of TB granulomas but may also support future development of a tilmanocept-like drug delivery vehicle for delivering therapeutic interventions to TB granulomas. Navidea has provided tilmanocept for use in this study, and several subjects have been injected and imaged to date. Successful completion of this study could support an extended claim of 68Ga-tilmanocept.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $3.2 million and $4.1 million in total on research and development activities during the nine-month periods ended September 30, 2023 and 2022, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Nine Months Ended September 30,
Development Program (a)	2023	2022
Manocept Platform – Diagnostics	$2,037,216	$2,219,278
Manocept Platform – Therapeutics	229,974	379,133
Tc99m Tilmanocept	9,921	(131,280)

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $0 and $51,007 during the nine-month periods ended September 30, 2023 and 2022, respectively.

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

During the second quarter of 2023, we recorded a net gain related to the Second Amendment of $7.4 million in the condensed consolidated statement of operations. There were no assets or liabilities related to discontinued operations included on the condensed consolidated balance sheets as of September 30, 2023. See Note 16 to the accompanying condensed consolidated financial statements.

Results of Operations

Our pharmaceutical products and product candidates are not yet generating significant commercial revenue, therefore the discussion of our revenue focuses on the grant and other revenue and our operating variances focus on our product development programs and the supporting general and administrative expenses.

Three Months Ended September 30, 2023 and 2022

Sales Revenue. During the third quarter of 2022, we recognized revenue of $7,500 from sales of Lymphoseek in Europe. No sales revenue was recorded during the third quarter of 2023.

Grant and Other Revenue. No grant or other revenue was recorded during the third quarter of 2023 or 2022.

Research and Development Expenses. Research and development expenses decreased $357,000, or 30%, to $830,000 during the third quarter of 2023 from $1.2 million during the same period in 2022. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased Manocept diagnostic development costs of $299,000 including decreased manufacturing-related activities offset by increased clinical trial costs; (ii) decreased Manocept therapeutic development costs of $29,000 including net decreased preclinical and clinical development costs; and (iii) and a net increase in Lymphoseek project related costs due to a $131,000 licensing fee credit in the third quarter of 2023. The net decrease in research and development expenses also included decreases in employee compensation including incentive-based awards of $142,000, general office expenses of $9,000, regulatory consulting expenses of $8,000, and travel of $6,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.3 million, or 64%, to $1.3 million during the third quarter of 2023 from $3.6 million during the same period in 2022. The decrease was due to a $2.4 million decrease in legal and professional expense, which primarily a result of $2.6 million in legal fees during the third quarter of 2022 pursuant to the CRG judgment, partially offset by legal and other professional costs incurred 2023. Also included in the net decrease was a decrease in employee compensation including fringe benefits and incentive-based awards of $94,000. Partially offsetting these costs was an increase in investor relations costs of $143,000 as a result of the special meeting of stockholders held on July 27, 2023 and stock registration during the third quarter of 2023, as well as, general office expenses of $33,000.

Other (Expense) Income. Other expense, net, was $124,000 during the third quarter of 2023 compared to other expense, net, of $757,000 during the same period in 2022. During the third quarter of 2023, we recognized interest expense, net, of $103,000 compared to interest expense, net, of $765,000 during the same period in 2022 Interest expense during the third quarter of 2023 included amortization of the discount on the Bridge Note of $69,000, and interest paid pursuant to the Bridge Note of $29,000 plus approximately $32,000 in accrued interest related to the CRG litigation. Interest expense during the third quarter of 2022 included interest pursuant to the CRG judgment of $646,000, amortization of the discount on the Bridge Note of $71,000, and interest paid pursuant to the Bridge Note of $50,000.

Nine Months Ended September 30, 2023 and 2022

Sales Revenue. During the first nine months of 2022, we recognized revenue of $14,000 from sales of Lymphoseek in Europe. No sales revenue was recorded during the same period for 2023.

Grant and Other Revenue. During the first nine months of 2022, we recognized grant and other revenue of $51,000, primarily related to SBIR grants from the NIH supporting Manocept development. No grant or other revenue was recorded during the first nine months of 2023.

Research and Development Expenses. Research and development expenses decreased $876,000, or 21%, to $3.2 million during the first nine months of 2023 from $4.1 million during the same period in 2022. The decrease was primarily due to a net decrease in employee compensation including incentive-based awards of $656,000. The net decrease also includes a decrease Manocept diagnostic development costs of $182,000 as a result of a decrease in clinical trial costs and decreased manufacturing-related activities. In addition Tc99m tilmanocept development costs decreased $149,000. The net decrease in research and development expenses also included decreases in recruiting fees of $33,000. Partially offsetting these decreases in cost was a net increase in Lymphoseek project related costs due to a $131,000 licensing fee credit during the first nine months of 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.9 million, or 44%, to $3.8 million during the first nine months of 2023 from $6.7 million during the same period in 2022. The decrease was primarily as a result of the $2.6 million in legal fees pursuant to the CRG judgment during the first nine months of 2022. Employee compensation including salary, fringe benefits and incentive-based awards decreased of $220,000 as a result of a decrease in the employee headcount. Other decreases in costs included director fees by $150,000 related to decreased board compensation rates, losses on the abandonment of certain intellectual property of $61,000, general office expenses of $25,000, insurance costs of $47,000, and franchise taxes of $9,000. Partially offsetting these decreases were increases in investor relations related costs of $110,000 as a result of a special meeting and stock registration during the nine month period in 2023, expenses related to European operations of $12,000, depreciation and amortization of $12,000, and facilities related costs of $66,000 as a result of a lease restructuring that resulted significant credit in 2022.

Other Income (Expense). Other income, net, was $1.9 million during the first nine months of 2023 compared to other expense, net of $842,000 during the same period in 2022. During the first nine months of 2023, we recognized a gain on amendment of contracts of $1.2 million resulting from an amendment to our license agreement with UCSD and a gain on the sale of a non-financial asset of $750,000 related to the Asset Purchase Agreement with Meilleur. In addition, during the first nine months of 2023, we recognized interest income, net, of $249,000 compared to interest expense, net, of $853,000 during the same period in 2022, primarily due to a decrease in interest expenses related to the CRG judgement of $421,000 and an increase in interest income of $34,000, partially offset by increases in interest expenses related to the 2022 Bridge Note of $191,000 and the AFCO note payable of $16,000. During the first nine months of 2023, we recognized a loss on extinguishment of debt of $185,000 resulting from the partial exchange of the 2022 Bridge Note for shares of Common Stock. During the first nine months of 2023, we recognized a loss on foreign currency transactions of $55,000 compared to a gain on foreign currency transactions of $11,000 during the same period in 2022. During the first nine months of 2023, we recognized other expense of $115,000 from equity issuance costs related to the Purchase Agreement with Keystone and the non-refundable fee related to the 2023 Bridge Note.

Gain on Discontinued Operations. During the first nine months of 2023, we recognized a net gain from discontinued operations of $7.4 million related to the Second Amendment with Cardinal Health.

Liquidity and Capital Resources

Cash balances increased to $3.9 million as of September 30, 2023 from $2.0 million as of December 31, 2022. The net increase was primarily due to cash provided by a lump sum payment of $7.5 million in cash in consideration of certain amendments to the Asset Purchase Agreement, including elimination of the Buyer’s obligation to pay a certain milestone payment to the Company. This increase is partially offset by cash used in continuing operations.

Operating Activities. Cash used in operations during the first nine months of 2023 was $7.3 million, which primarily resulted from our net loss from continuing operations of $5.1 million. Cash used in operations during the first nine months of 2022 was $6.6 million, which was primarily attributable to our net loss of $11.7 million.

Accounts and other receivables increased to $31,000 as of September 30, 2023 from less than $1,000 as of December 31, 2022, primarily due to the expected refund of unused research sponsorship funds related to preclinical study and a receivable due from the Company’s bank related to fraudulent activity.

Inventory, net increased to $461,000 as of September 30, 2023 from $427,000 as of December 31, 2022, primarily due to the manufacture of two batches of finished goods that were in process as of September 30, 2023.

Prepaid expenses and other current assets decreased to $147,000 as of September 30, 2023 from $780,000 as of December 31, 2022, primarily due to normal amortization of prepaid insurance.

Accounts payable decreased to $2.0 million as of September 30, 2023 from $2.1 million as of December 31, 2022. The net decrease was primarily due to decreased amounts due for manufacturing-related activities, European marketing authorization annual fees, investor relations and shareholder services, preclinical and clinical development activities, and regulatory consulting, offset by increased amounts due for legal and professional services and deferred board of director fees.

Accrued liabilities and other decreased to $3.8 million as of September 30, 2023 from $6.5 million as of December 31, 2022. The net decrease was primarily due to decreased accruals for preclinical and clinical development activities, including the reversal of accruals resulting from the UCSD license amendment, legal fees and associated interest pursuant to the CRG judgment, incentive-based compensation, the separation of our former Chief Executive Officer, and employee benefits, offset by increased accruals related to legal and professional services. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our clinical development activity related to the Manocept platform.

Investing Activities. Investing activities provided $629,000 during the first nine months of 2023 compared to $318,000 used during the same period in 2022. The cash provided in first nine months of 2023 was primarily due to proceeds from the sale of a non-financial asset, NAV4694, partially offset by patent and trademark costs used $106,000 and purchases of equipment used $15,000. Patent and trademark costs used $255,000 and purchases of equipment used $63,000 during the first nine months of 2022.

Financing Activities. Financing activities provided $1.1 million during the first nine months of 2023 compared to $7.2 million provided during the same period in 2022. The $1.1 million provided by financing activities in the first nine months of 2023 consisted primarily of proceeds from issuance of preferred stock of $1.1 million, proceeds from issuance of 6,108,489 shares of Common Stock to Keystone under the Purchase Agreement, generating net proceeds of $600,000, and proceeds from the 2023 Bridge Note of $300,000, partially offset by principal payments on financed insurance premiums of $544,000, principal payments on the 2023 Bridge Note of $300,000, costs of issuing Common Stock of $94,000, and costs of issuing preferred stock of $11,000. The $7.2 million provided by financing activities in the first nine months of 2022 consisted primarily of proceeds from issuance of preferred stock and warrants of $6.2 million and proceeds from notes payable of $2.5 million offset by payment of preferred stock and warrant issuance costs of $963,000, principal payments on financed insurance premiums of $453,000 and payment of debt issuance costs of $15,000.

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

Between May 3, 2023 and May 25, 2023, the Company sold a total of 6,108,489 shares of Common Stock to Keystone under the Purchase Agreement, generating net proceeds after deducting fees and expenses of $600,000. See Note 11 to the accompanying condensed consolidated financial statements.

Series J Preferred Stock

On May 22, 2023, the Company entered into Stock Purchase Agreements (each, a “Purchase Agreement”) with two accredited investors, pursuant to which the Company sold to the investors in a private placement a total of 11,000 shares of Series J Convertible Preferred Stock, par value $0.001 per share (“Series J Preferred Stock”), for an aggregate purchase price of $1,100,000. Under each Purchase Agreement, the Company also agreed to provide the Investors with certain registration rights related to the resale of the shares of the Company’s Common Stock issuable upon conversion of the Series J Preferred Stock. See Note 11 to the accompanying condensed consolidated financial statements.

Stock Exchange Agreement

On June 1, 2023, the Company entered into a Stock Exchange Agreement with John K. Scott, Jr., pursuant to which Mr. Scott surrendered 990 shares of Series G Redeemable Preferred Stock (“Series G Preferred Stock”) and $68,853 of accrued and unpaid dividends thereon in exchange for 11,969 shares of Series J Preferred Stock.

Pursuant to the Stock Exchange Agreement, Mr. Scott also agreed to surrender his remaining 2,270 shares of Series G Preferred Stock and the remaining balance of accrued and unpaid dividends thereon in exchange for 27,889 shares of Series J Preferred Stock, subject to the Company’s stockholders approving the issuance of shares of the Company’s Common Stock upon conversion of such shares of series J Preferred Stock in compliance with NYSE American listing standards. Since stockholders approved the issuance of shares of the Company’s Common Stock upon conversion of such shares of Series J Preferred Stock at the Special Meeting of Stockholders held on July 27, 2023, the Company and Mr. Scott have agreed that the closing of the Series G exchange will occur no later than December 31, 2023. See Note 11 to the accompanying condensed consolidated financial statements.

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

The Company is currently engaged in litigation with Dr. Goldberg and CRG. As of September 30, 2023, the Company has accrued approximately $2.7 million of legal fees and interest pursuant to the CRG judgment. The amount of ultimate liability, if any, with respect to the Goldberg litigation is unknown.

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

As of September 30, 2023, we had no off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition, or future results of operations. The risks described in our Annual Report for the fiscal year ended December 31, 2022, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. The risk factor set forth below supplements and updates the risk factors previously disclosed and should be read together with the risk factors described in our Annual Report for the fiscal year ended December 31, 2022 and with any risk factors we may include in subsequent periodic filings with the SEC.

The delisting of our Common Stock from NYSE American could have a material adverse effect on the liquidity and value of our Common Stock.

On July 28, 2023, the Company received written notification from NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Common Stock. NYSE Regulation has determined that the Company is no longer suitable for listing pursuant to Section 1009(a) of the NYSE American Company Guide as the Company was unable to demonstrate that it had regained compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide by the end of the maximum 18-month compliance plan period, which expired on July 28, 2023. The Company appealed the NYSE Regulation staff’s decision to initiate delisting proceedings with respect to the Company’s common stock but that decision was upheld. On October 5, 2023 trading of the Company’s Common Stock on the NYSE American was suspended. On October 23, 2023, NYSE American filed a Form 25 with the SEC to delist the Company’s common stock and the delisting was effective 10 days thereafter.

As a result of the delisting of our Common Stock from NYSE American, we face significant material adverse consequences, including:

●	increased volatility in our Common Stock,

●	limited availability of market quotations for our Common Stock

●	reduced liquidity in our Common Stock,

●	limited amount of news and analyst coverage; and

●	the loss of the federal preemption of state securities laws and greater difficulty in issuing additional securities and obtaining financing

In addition, delisting of our Common Stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our Common Stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in its securities at all. Delisting could also cause a loss of confidence of the Company’s collaborators, partners, suppliers and employees, which could harm our business and future prospects.

Trading in the over-the-counter market can be volatile and sporadic, which could depress the market price of our Common Stock and make it difficult for our stockholders to resell their shares.

Our Common Stock is currently quoted on the Pink Tier of the OTC Markets. Trading in stock quoted on the over-the-counter market is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our Common Stock for reasons unrelated to operating performance. Accordingly, our stockholders may have difficulty reselling any of their shares. The Company can provide no assurance whether broker-dealers will continue to provide public quotes of the Company’s Common Stock on this market, whether the trading volume of the Company’s Common Stock will be sufficient to provide for an efficient trading market or whether quotes for the Company’s Common Stock will continue on this market in the future.

The Company may consider relisting its Common Stock on a national securities exchange in the future if its Board of Directors determines that doing so is in the best interest of the Company and its stockholders. We cannot predict at this time whether such a decision will be made in the future, or what factors may come into play to lead to such a decision. If the Company were to relist its shares on a national securities exchange, our listing application would have to comply with the applicable initial listing requirements for such national securities exchange and applicable SEC rules.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

3.1	Certificate of Designation of Series J Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 25, 2023)

10.1

Asset Purchase Agreement dated as of April 10, 2023 between Navidea Biopharmaceuticals, Inc and Meilleur Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2023)

10.2

Common Stock Purchase Agreement dated as of April 26, 2023 between Navidea Biopharmaceuticals, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2023)

10.3

Registration Rights Agreement dated as of April 26, 2023 between Navidea Biopharmaceuticals, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 28, 2023)

10.4

Stock Purchase Agreement dated as of May 22, 2023 between Navidea Biopharmaceuticals, Inc. and Donald E. Garlikov (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed May 25, 2023)

10.5

Stock Purchase Agreement dated as of May 22, 2023 between Navidea Biopharmaceuticals, Inc. and Irwin Bain (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2023)

10.6

Stock Exchange Agreement dated as of June 1, 2023 between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2023)

10.8

Second Amendment to Asset Purchase Agreement dated as of June 14, 2023 between Cardinal Health 414, LLC and Navidea Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10. 1 to the Company’s Current Report on Form 80K filed June 16, 2023)

10.9

Letter Agreement dated June 29, 2023 between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed July 6, 2023) Offer Letter between Navidea Biopharmaceuticals, Inc. and Craig Dais dated July 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2023)

10.11	Offer Letter between Navidea Biopharmaceuticals, Inc. and Craig Dais dated July 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2023)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because it is XBRL) (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

*	Filed herewith.
**	Furnished herewith.
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

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
[November 13, 2023]

By:	/s/ John K. Scott, Jr.

John K. Scott, Jr.
Vice Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Craig A. Dais

Craig A. Dais
Chief Financial Officer
(Principal Financial and Accounting Officer)